Form 10-K
period 1996-12-31
CONSOLIDATED FREIGHTWAYS CORP
filed 1997-03-27
CIK 1022581

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996   Commission File Number  1-12149

                   CONSOLIDATED FREIGHTWAYS CORPORATION


                   Incorporated in the State of Delaware
               I.R.S. Employer Identification No. 77-0425334

                 175 Linfield Drive, Menlo Park, CA  94025
                      Telephone Number (415) 326-1700

        Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
          Title of Each Class                           Which Registered

       Common Stock ($.01 par value)                         NASDAQ



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___     No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ___X___    No ______

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on the National Automated System of the National Association of Securities Dealers Inc. Automated Quotation System on February 28, 1997: $126,329,074

               Number of shares of Common Stock outstanding
                    as of February 28, 1997: 22,025,323

                    DOCUMENTS INCORPORATED BY REFERENCE

                            Parts I, II and IV


Consolidated Freightways Corporation 1996 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

                                  Part III

Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 1997 Annual Meeting of Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K).

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                                 FORM 10-K
                       Year Ended December 31, 1996

___________________________________________________________________________


                                   INDEX

   Item                                                          Page

                                  PART I

     1.     Business                                              3
     2.     Properties                                            7
     3.     Legal Proceedings                                     8
     4.     Submission of Matters to a Vote of Security Holders   8

                                  PART II

     5.     Market for the Company's Common Stock and
             Related Security Holder Matters                      8
     6.     Selected Financial Data                               8
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  8
     8.     Financial Statements and Supplementary Data           9
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  9

                                 PART III

     10.    Directors and Executive Officers of the Company       9
     11.    Executive Compensation                                9
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               10
     13.    Certain Relationships and Related Transactions       10

                                  PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         10

     SIGNATURES                                                  11

     INDEX TO FINANCIAL INFORMATION                              13

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                                 FORM 10-K
                       Year Ended December 31, 1996
___________________________________________________________________________


                                  PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated  Freightways  Corporation  is  a  holding  company  that   was
incorporated  in  Delaware  in  1996. It  is  herein  referred  to  as  the
"Registrant" or "Company". Formerly a subsidiary of CNF Transportation Inc. (the former parent) through December 1, 1996, the Company was spun-off in a tax free distribution (the Distribution) to shareholders of the former parent at a rate of one Company share for every two shares outstanding of the former parent. The Company consists of Consolidated Freightways Corporation of Delaware (CFCD), a nationwide motor carrier, incorporated in 1958 as successor to the original trucking company organized in 1929, and its Canadian operations, including Canadian Freightways, Ltd. (CFL), Epic Express, Milne & Craighead, Canadian Sufferance Warehouses and other related businesses; Redwood Systems, a third party logistics company, as well as the Leland James Service Corporation (LJSC), an administrative service provider. The Company provides less-than-truckload transportation and logistics services nationwide and in parts of Canada, Mexico, the Caribbean area, Latin and Central America, Europe and Pacific Rim countries.

The Company established Redwood Systems Inc., in January 1997. Redwood Systems Inc. is a third party, non-asset based logistics company that offers complete supply chain management services including dedicated contract warehousing and carriage, just-in-time delivery and specialized time-definite distribution, information-based logistics services and worldwide multi-modal logistics.


(b) Financial Information About Industry Segments

The Company operates in a single industry segment.


(c) Narrative Description of Business

The Company, headquartered in Menlo Park, California, is the holding company of CFCD, a full-service trucking company providing general freight services nationwide and in Canada and Mexico, and one-stop international freight service between the United States and 70 countries worldwide through operating agreements with ocean carriers and a network of international partners. Operations consist of an extensive transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring consistent, expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. The basic business of the general freight industry is to transport freight that is less-than-truckload (LTL), an industry designation for shipments weighing less than 10,000 pounds. CFCD is one of the nation's largest LTL motor carriers in terms of 1996 revenues.

Competition continues to increase in the industry with trends toward regionalization, continued pricing pressures and new competitors moving into the small shipment segment of the business. CFCD's primary competitors in the national LTL market are Yellow Freight System, Inc., Roadway Express, Inc., Arkansas Best Corporation and Overnite Transportation Co. CFCD also competes for LTL freight with regional LTL motor carriers, small package carriers, private carriage and freight forwarders. Competition for freight is based primarily upon price, service consistency and transit time. In an effort to provide faster service and better compete, CFCD implemented a comprehensive reengineering of its line-haul operations in October 1995. This reengineering, called the Business Accelerator System (BAS), replaced CFCD's traditional hub-and-spoke network with one that moves freight directly from point-to-point and streamlines the freight network. BAS has the effect of reducing miles and handling, thereby reducing transit times and costs as well as more efficiently using system capacity. CFCD will seek to continue to improve service and reduce costs by refining BAS.

As a large carrier of LTL general commodity freight, at December 31, 1996, CFCD operated approximately 40,300 vehicle units including pick-up and delivery fleets in each area served, and a fleet of intercity tractors and trailers. It had a network of 359 U.S. and Canadian freight terminals, metro centers and regional consolidation centers. Under BAS, several regional consolidation centers have become metro centers. The metro centers reduce freight handling through more direct city to city service, thereby improving productivity. CFCD's operations are supported by a sophisticated data processing system for the control and management of the business.

There is a broad diversity in the customers served, size of shipments, commodities transported and length of haul. No single commodity accounted for more than a small fraction of total revenues.

CFCD operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and an increasing number of sleeper teams which in 1996 approximated 15% of all linehaul miles in North America. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFCD generally utilizes trailer equipment that is 102 inches in width. CFCD believes that trailers in double or triple combination are more efficient and economical, and safer, than a tractor and single semi-trailer combination. In 1996, CFCD operated in excess of 449 million linehaul miles in North America, almost all of which was conducted by equipment in doubles and triples configuration. The accident frequency of the triples configuration was lower than all other types of vehicle combinations used by CFCD.

CFCD and several Canadian subsidiaries serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The
Canadian operations utilize a fleet of over 1,200 trucks, tractors and trailers.


Cyclicality and Seasonality

The LTL trucking industry is affected directly by the state of the overall economy and seasonal fluctuations, which affect the amount of freight to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The months of September, October and November of each year usually have the highest business levels while the first quarter has the lowest.


Employees

At December 31, 1996, approximately 85% of the Company's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). CFCD and the IBT are parties to the National Master Freight Agreement which expires on March 31, 1998. Although CFCD believes that it will be able to successfully negotiate a new contract with the IBT, there can be no assurances that it will be able to do so or that work stoppages will not occur, or that the terms of any such contract will not be substantially less favorable than those of the existing contract, any of which could have a material adverse effect on CFCD's business, financial condition or results of operations.

Labor costs, including fringe benefits, averaged approximately 67% of the Company's 1996 revenues. The Company had approximately 20,300 and 20,200 employees at December 31, 1996 and 1995, respectively. The Company had approximately 22,000 employees at December 31, 1994. The decline from 1994 levels is primarily the result of the implementation of BAS.


Fuel

The Company's average annual fuel cost per gallon (without tax) was $.578 in 1994 and $.576 in 1995. The Company experienced a significant increase in fuel costs in 1996 as its average fuel cost per gallon rose to $.697. To partially offset this increase, the Company instituted a fuel surcharge program in the second half of the year, recovering approximately $9.2 million or 80% of total increased fuel costs.

Significant increases in fuel prices, to the extent not offset by increases in transportation rates, would have a material adverse effect on the profitability of the Company. Historically, the Company has responded to periods of sharply higher fuel prices by implementing fuel surcharge programs or base rate increases, or both, to recover additional costs, but there can be no assurance that the Company will be able to successfully implement such surcharges or increases in response to increased fuel costs in the future.


Federal and State Regulation

Regulation of motor carriers has changed substantially in recent years. The process started with the Motor Carrier Act of 1980, which allowed easier access to the industry by new trucking companies, removed many restrictions on expansion of services by existing carriers, and increased price competition by narrowing the antitrust immunities available to the industry's collective ratemaking organizations. This deregulatory trend was continued by subsequent legislation in 1982, 1986, 1993 and 1994. The process culminated with federal pre-emption of most economic regulation of intrastate trucking regulatory bodies effective January 1, 1995, and with legislation which terminated the Interstate Commerce Commission (ICC) effective January 1, 1996.

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. In addition, the FHWA enforces comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, recordkeeping on accidents, and transportation of hazardous materials. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreement under jurisdiction inherited from the ICC.

At the state level, federal preemption of economic regulation does not prevent the states from regulating motor vehicle safety on their highways. In addition, federal law allows all states to impose insurance requirements on motor carriers conducting business within their borders, and empowers most states to require motor carriers conducting interstate operations through their territory to make annual filings verifying that they hold appropriate registrations from FHWA. Motor carriers also must pay state fuel taxes and vehicle registration fees, which normally are apportioned on the basis of mileage operated in each state.

Canadian Regulation

The provinces in Canada have regulatory authority over intra-provincial operations of motor carriers. Federal legislation to phase in deregulation of the inter-provincial motor carrier industry took effect January 1, 1988. The new legislation relaxed economic regulation of inter-provincial trucking by easing market entry regulations, and implemented safety regulations of trucking services under Federal jurisdiction. CFCD wrote off substantially all of the unamortized cost of its Canadian operating authority in 1992.


General

The research and development activities of the Company are not significant.

During 1996, 1995 and 1994 there was no single customer of the Company that accounted for 10% or more of consolidated revenues.

The Company is subject to Federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company stores some of its fuel for its trucks and tractors in approximately 350 underground tanks located in 48 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial condition. However, there can be no assurances that environmental matters existing with respect to the Company, or compliance by the Company with laws relating to environmental matters, will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1997 will not be material.

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party
(PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statues at various Superfund sites. Based upon cost studies performed by independent third parties, the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial position or results of operations.


(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales.

Less than 5% of the Company's revenues are derived from international business.

ITEM 2.   PROPERTIES

The following summarizes the terminals and freight service centers operated by the Company at December 31, 1996. In general, the Company believes such facilities are suitable and adequate to handle CFCD's current business needs. These facilities generally consist of a large dock with loading doors, a small office and a large yard for the movement of tractors and trailers in the normal business operations.


                         Owned     Leased    Total

                          207        152      359



The following table sets forth the location and square footage of CFCD's principal freight handling facilities:


                    Location           Square Footage

                    Mira Loma, CA       280,672
                  **Chicago, IL         231,159
                    Carlise, PA         151,100
                    Kansas City, MO     131,916
                  **Columbus, OH        118,774
                  **Memphis, TN         118,745
                    Nashville, TN       118,622
                   *Indianapolis, IN    109,460
                    Orlando, FL         101,557
                   *Minneapolis, MN      94,890
                    Charlotte, NC        89,204
                    St. Louis, MO        88,640
                  **Akron, OH            82,494
                    Sacramento, CA       81,286
                    Atlanta, GA          77,920
                    Houston, TX          77,346
                    Dallas, TX           75,358
                   *Freemont, IN         73,760
                   *Peru, IL             73,760
                    Buffalo, NY          73,380
                    Milwaukee, WI        70,661
                    Salt Lake City, UT   68,480
                    Seattle, WA          59,720
                 ***Springfield, MA      51,760
                    Portland, OR         47,824
                    Phoenix, AZ          20,237


* Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.
** Property pledged as collateral for the benefit of CNF Transportation Inc. for workers' compensation claims prior to the Distribution, as required under the Reimbursement and Indemnification Agreement dated October 1, 1996.
*** Property is leased from a subsidiary of CNF Transportation Inc. through December 1, 2005.

ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 9 on pages 19 and 20 of the 1996 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in Item 1 and Item 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                  PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

The Company's common stock is listed for trading on the Nasdaq Stock Market's National Market. The Company's common stock began trading on December 3, 1996. The market price range of the common stock for the period December 3, 1996 to December 31, 1996 was $7.125 to $8.875. Currently there are no cash dividends paid on the Company's common stock. The Company presently expects that it will not pay a dividend in 1997. The Company's dividend policy thereafter will be dependent on the circumstances then in existence. There can be no assurance, however, that the Company will pay any cash dividends on its common stock in the future.

As of December 31, 1996, there were 13,500 holders of record of the common stock ($.01 par value) of the Company.


ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 23 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 10 and 11 of the 1996 Annual Report to Shareholders and is incorporated herein by reference. Certain statements included and incorporated by reference herein, including certain statements under "Financial Review and Management Discussion" referred to above, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; and environmental and tax matters. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 12 through 21, inclusive, of the 1996 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included on page 22 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 2 and 3 of the Company's 1997 Proxy Statement and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1996 and their applicable business experience are as follows:

W. Roger Curry, 58, President and Chief Executive Officer of the Company since December 2, 1996. Mr. Curry has served as President and Chief Executive Officer of CFCD since July 1994. Mr. Curry served as a Senior Vice President of the former parent from 1986 to December 2, 1996. In 1991, he was elected President of Emery Air Freight Corporation, relinquishing the position in 1994 to become President of CFCD.

Patrick H. Blake, 47, Executive Vice President - Operations of the Company since December 2, 1996. Mr. Blake has served as Executive Vice President - Operations of CFCD since July 1994. He was Vice President Eastern Region of CFCD from 1992-1994 and a Division Manager from 1985-1992.

David F. Morrison, 43, Executive Vice President and Chief Financial Officer of the Company since December 2, 1996. Mr. Morrison served as Vice President and Treasurer of the former parent from October 1991 to November 1, 1996 when he became Executive Vice President and Chief Financial Officer of CFCD.

Stephen D. Richards, 53, Senior Vice President and General Counsel of the Company since December 2, 1996. Mr. Richards has been Vice President and General Counsel of CFCD since September 1995. He was Deputy General Counsel of the former parent for the preceding four years.

Robert E. Wrightson, 57, Senior Vice President and Controller of the Company since December 2, 1996. Mr. Wrightson has served as Senior Vice President and Controller of CFCD since July 1994. Prior to joining CFCD, he was Vice President and Controller of the former parent, assuming that position in 1989.


ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 6 through 13, inclusive, of the Company's 1997 Proxy Statement, and those pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 4 and 15 of the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

A Form 8-K, dated November 7, 1996, was filed under Item 5, Other Events, to report the record date and distribution date for the spin-off of the Company from its former parent. Included in the filing were Unaudited Pro Forma Condensed Statements of Operations for the three months ended March 31, June 30 and September 30, 1996 and March 31, June 30, September 30, and December 31, 1995; an Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30 1996; Unaudited Pro Forma Condensed
Consolidated Statement of Operations for the Nine Months Ended September 30, 1996 and an Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1995.

A Form 8-K, dated November 25, 1996, was filed under Item 5, Other Events, to report the finalization of certain agreements pursuant to the Distribution between Consolidated Freightways Corporation and CNF Transportation Inc., (the former parent) and CNF Service Company, a subsidiary of CNF Transportation Inc.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CONSOLIDATED FREIGHTWAYS CORPORATION
                                                  (Registrant)




March 26, 1997                     /s/W. Roger Curry
                                   W. Roger Curry
                                   President and Chief Executive Officer




March 26, 1997                     /s/David F. Morrison
                                   David F. Morrison
                                   Executive Vice President, Chief
                                    Financial Officer and Treasurer




March 26, 1997                     /s/Robert E. Wrightson
                                   Robert E. Wrightson
                                   Senior Vice President and Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 26, 1997                     /s/William D. Walsh
                                   William D. Walsh, Chairman of the Board



March 26, 1997                     /s/W. Roger Curry
                                   W. Roger Curry
                                   President, Chief Executive Officer
                                     and Director


March 26, 1997                     /s/G. Robert Evans
                                   G. Robert Evans, Director



March 26, 1997                     /s/Paul B. Guenther
                                   Paul B. Guenther, Director



March 26, 1997                     /s/John M. Lillie
                                   John M. Lillie, Director

                      CONSOLIDATED FREIGHTWAYS CORPORATION
                                 FORM 10-K
                       Year Ended December 31, 1996

___________________________________________________________________________



                      INDEX TO FINANCIAL INFORMATION

Consolidated Freightways Corporation and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways Corporation and Subsidiaries appearing on pages 12 through 21, inclusive, of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Statements of Consolidated Operations - Years Ended December 31, 1996,
            1995 and 1994

     Statements of Consolidated Cash Flows - Years Ended December 31, 1996,
            1995 and 1994

     Statements of Consolidated Shareholders' Equity - Years Ended
            December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

In addition to the above, the following consolidated financial information is filed as part of this Form 10-K:

                                                             Page

     Consent of Independent Public Accountants                14

     Report of Independent Public Accountants                 14

     Schedule II - Valuation and Qualifying Accounts          15


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

                                 SIGNATURE

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-16851 and 333-16835.

                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


Portland, Oregon
March 26, 1997


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Consolidated Freightways Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways Corporation's 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 15 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

Portland, Oregon
January 23, 1997

                                SCHEDULE II

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1996
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                         ADDITIONS
          BALANCE AT  CHARGED TO  CHARGED TO                     BALANCE AT
          BEGINNING   COSTS AND     OTHER                           END
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS          PERIOD

1996      $ 9,349     $ 6,534     $  -        $ (6,191)(a)       $ 9,692


1995      $11,049     $ 2,326     $  -        $ (4,026)(a)       $ 9,349


1994      $12,274     $ 1,930     $  -        $ (3,155)(a)       $11,049




a)   Accounts written off net of recoveries.

                             INDEX TO EXHIBITS
                               ITEM 14(a)(3)

Exhibit No.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

     2.1 Distribution Agreement between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated November 25, 1996. (*)

(4)    Articles of incorporation and bylaws:

     4.1 Amended and Restated Certificate of Incorporation of Consolidated Freightways Corporation. (*)
     4.2   Amended and Restated Bylaws of Consolidated Freightways
           Corporation. (*)

(10)   Material Contracts:

     10.1 Transition Services Agreement between Consolidated Freightways Corporation and CNF Service Company, Inc., dated as of
           December 2, 1996. (*)
     10.2 Alternative Dispute Resolution Agreement Between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (*)
     10.3  Employee Benefit Matters Agreement between Consolidated
           Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (*)
     10.4  Tax Sharing Agreement between Consolidated Freightways
           Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (*)
     10.5 Reimbursement and Indemnification Agreement between Consolidated Freightways Corporation of Delaware and Consolidated Freightways, Inc., dated as of October 1, 1996. (*)
     10.6 Consolidated Freightways Corporation 1996 Stock Option and Incentive Plan. (*)(#)
     10.7 Loan and Security Agreement among Consolidated Freightways Corporation of Delaware, BankAmerica Business Credit Inc. and various other financial institutions dated as of November 27, 1996.
     10.8 Consolidated Freightways Corporation 1996 Restricted Stock Award Agreements. (#)
     10.9 Consolidated Freightways Corporation Senior Executive Incentive Plan for 1997. (#)
     10.10 Consolidated Freightways Corporation Deferred Compensation Plan for Executives. (#)
     10.11 Consolidated Freightways Corporation Supplemental Executive Retirement Plan. (#)
     10.12 Consolidated Freightways Inc. Executive Split-Dollar Life
           Insurance Plan. (#)

(13)   Annual Report to Security Holders:

       Consolidated   Freightways  Corporation  1996   Annual   Report   to
Shareholders.  (Only those portions referenced herein are  incorporated
in  this  Form 10-K. Other portions such  as   the "Letter to Shareholders"
are  not required and therefore not "filed" as part  of this Form  10-K.)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                             INDEX TO EXHIBITS
                               ITEM 14(a)(3)

Exhibit No.


(21)      Significant Subsidiaries of the Company

(27)      Financial Data Schedule

(99)   Additional Exhibits

     99.1  Press Release dated December 3, 1996. (*)



(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.