Form 10-Q
period 1997-03-31
CONSOLIDATED FREIGHTWAYS CORP
filed 1997-05-09
CIK 1022581

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from   N/A   to   N/A


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




          Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1997: 22,025,323




                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended March 31, 1997

_____________________________________________________________________

_____________________________________________________________________

                                INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

          Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996               3


          Statements of Consolidated Operations -
            Three Months Ended March 31, 1997 and 1996         5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 1997 and 1996         6

          Notes to Consolidated Financial Statements           7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                    10

  Item 6. Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                     12



                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                   March 31,     December 31,
                                                     1997           1996
                                                    (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  41,205     $   48,679
  Trade accounts receivable, net of allowances       304,144        285,410
  Other receivables                                    8,230          3,339
  Operating supplies, at lower of average
    cost or market                                    11,314         11,511
  Prepaid expenses                                    46,408         35,848
  Deferred income taxes                               34,678         35,470
     Total Current Assets                            445,979        420,257

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                78,953         78,989
  Buildings and improvements                         343,043        343,023
  Revenue equipment                                  561,435        559,823
  Other equipment and leasehold improvements         119,380        115,317
                                                   1,102,811      1,097,152
  Accumulated  depreciation  and  amortization      (691,061)      (680,464)
                                                     411,750        416,688
OTHER ASSETS
  Deposits and other assets                           10,889         10,808
  Deferred income taxes                                8,643          9,334
                                                      19,532         20,142

TOTAL ASSETS                                      $  877,261     $  857,087



     The accompanying notes are an integral part of these statements.



                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                   March 31,      December 31,
                                                     1997            1996
                                                    (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   78,783     $   87,511
  Accrued liabilities                               215,981        187,267
  Accrued claims costs                               82,161         95,780
  Federal and other income taxes                      5,961          4,083
     Total Current Liabilities                      382,886        374,641

LONG-TERM LIABILITIES
  Long-term debt                                     15,100         15,100
  Accrued claims costs                              118,065        110,200
  Employee benefits                                 114,522        113,312
  Other liabilities and deferred credits             32,757         33,136
     Total Liabilities                              663,330        646,389

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized
    5,000,000 shares, issued none                        --             --
  Common stock, $.01 par value; authorized
    50,000,000 shares; issued and outstanding
    22,025,323 shares                                   220            220
  Additional paid-in capital                         57,174         57,174
  Cumulative translation adjustment                  (4,931)        (4,910)
  Retained earnings                                 161,468        158,214
      Total Shareholders' Equity                    213,931        210,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  877,261     $  857,087


      The accompanying notes are an integral part of these statements.



                          CONSOLIDATED FREIGHTWAYS CORPORATION
                                    AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED OPERATIONS
                        (Dollars in thousands except per share amounts)


                                                  Three Months Ended
                                                       March 31,
                                                1997            1996


REVENUES                                    $ 545,633       $ 502,544

COSTS AND EXPENSES
    Salaries, wages and benefits              357,997         356,351
    Operating expenses                         90,742          82,825
    Purchased transportation                   43,337          37,588
    Operating taxes and licenses               18,041          19,000
    Claims and insurance                       13,799          14,245
    Depreciation                               13,180          17,092
                                              537,096         527,101

OPERATING INCOME (LOSS)                         8,537         (24,557)

OTHER INCOME (EXPENSE)
   Investment income                              194              78
   Interest expense                              (299)           (240)
   Miscellaneous, net                            (433)         (1,623)
                                                 (538)         (1,785)

Income (loss) before income taxes (benefits)    7,999         (26,342)
Income taxes (benefits)                         4,745          (6,206)

NET INCOME (LOSS)                           $   3,254       $ (20,136)

Average shares outstanding                 22,025,323      22,025,323

NET INCOME (LOSS) PER SHARE                 $    0.15         $ (0.91)



           The accompanying notes are an integral part of these statements.






                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                 (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $  48,679     $  26,558

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   3,254       (20,136)
  Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
    Depreciation and amortization                    13,628        17,213
    Increase in deferred income taxes                 1,483         3,333
    Gains  from property disposals, net                (298)         (636)
  Changes in assets and liabilities:
    Receivables                                     (23,625)      (16,549)
    Prepaid  expenses                               (10,560)       (9,605)
    Accounts  payable                                (8,728)       (2,239)
    Accrued liabilities                              28,714        11,049
    Accrued  claims costs                            (5,754)        3,728
    Income taxes                                      1,878        (1,373)
    Employee benefits                                 1,210           989
    Other                                            (1,125)        4,362
  Net Cash Provided (Used) by Operating Activities       77        (9,864)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital  expenditures                             (8,058)      (18,551)
   Proceeds from sales of property                      507         1,468
   Net  Cash Used by Investing Activities            (7,551)      (17,083)

CASH FLOWS FROM FINANCING ACTIVITIES
  Former parent investments and advances                 --        36,161
  Net Cash Provided by Financing Activities              --        36,161

Increase  (Decrease) in Cash and Cash Equivalents    (7,474)        9,214

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  41,205     $  35,772

      The accompanying notes are an integral part of these statements.



                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

        The    accompanying    consolidated   financial    statements    of
Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders.

       There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1996 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.


2. Stock Compensation

       As previously disclosed in the Company's 1996 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, the Company granted 2,146,450 shares of restricted stock to non-employee directors and certain designated employees in December 1996. As of March 31, 1997, these granted but unissued shares had an aggregate market value of $25,490,000. The shares vest over three years and are contingent upon the Company's stock price achieving pre-determined increases over the grant price for 10 consecutive trading days following each anniversary of the
grant.       If   performance  conditions  are  met   in   December   1997,
approximately  715,500  shares  of  stock,  or  one-third  of  the  initial grant, will be issued and compensation expense will be recognized based on the then market price of the stock. Based on the market price of the stock as of March 31, 1997, the Company would recognize a $5.1 million non-cash charge, net of related tax benefits.


3.  Contingencies

      The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.





        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The Company earned net income of $3.3 million or $0.15 per share for the quarter ended March 31, 1997 on revenues of $545.6 million. This compares with a net loss of $20.1 million or ($0.91) per share on revenues of $502.5 million for the same period last year. The revenue increase of $43.1 million or 8.6% was primarily due to increased tonnage levels coupled with a sustained, general rate increase of 5.65% on January 1, 1997. Total and less-than-truckload
(LTL)  tonnage  increased  6.5%  and  6.3%,  respectively,  over  the  same period last year, due primarily to valued-added service offerings. The prior year was impacted by the implementation of the Business Accelerator System (BAS), a re-engineering of the Company's freight flow system, in October 1995.

      Operating  income  was  $8.5  million, a  $33.1  million  improvement over  the  same  period  in  1996  with the operating  ratio  improving  to
98.4 percent from 104.9 percent. The improvement in operating results reflects the cost savings derived from more efficient operations under BAS and the fact that prior year results were adversely affected by the costs of completing operational refinements and improving service levels in the new freight flow system.

     Salaries,  wages  and  benefits  for  the  quarter  ended  March   31,
1997,  at  65.6%  of  revenues,  compares  favorably  with  70.9%  for  the same period in 1996, as the prior year was adversely impacted by the implementation of BAS. The improvement also reflects increased productivity and freight handling efficiencies in the linehaul, dock and city pick-up operations and the reduction of workers compensation expense following implementation of aggressive cost containment programs. Purchased transportation increased $5.7 million as the
Company increased its use of rail services from 22% to 26% of intercity miles. Decreases in operating expense realized by greater utilization of rail services were offset by increased fuel and maintenance expenses, and resulted in a net increase in operating expenses of $7.9 million. Depreciation expense decreased approximately 22.9% from the same period last year as the Company transferred real properties, with an aggregate net book value of $57.6 million, to its former parent in connection with its consolidation of terminal properties at the spin-off in December 1996.

      Other expense, net decreased $1.2 million from the same period last year primarily due to the absence in 1997 of interest expense on borrowings from the former parent, which was included in Miscellaneous, net. The Company periodically borrowed funds under its secured credit facility during the quarter ended March 31, 1997, but ended the quarter with no borrowings outstanding.

      The effective income tax (benefit) rates of 59.3% and (23.6%) for the quarters ended March 31, 1997 and 1996, respectively, differ from the statutory Federal rate due to foreign taxes and non-deductible items.

      On April 1, 1997, a 3.65% Teamsters wage and benefit increase became effective which is expected to cost the Company approximately $30 million in 1997. However, with continued focus on improving linehaul efficiency and freight handling in its linehaul, dock and city pickup operations, and an emphasis on business with higher profit contributions, management expects to partially offset the increased costs. As discussed in Footnote 2 in Part 1
of  this  Form  10-Q,  the  Company has a  restricted  stock  program.   If
performance conditions are met in December 1997, approximately 715,500 shares of stock will be issued and compensation expense will be recognized based on the then market price of the stock. Based on the market price of the stock as of March 31, 1997, the Company would recognize a $5.1 million non-cash charge, net of related tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1997, the Company had $41.2 million in cash and cash equivalents. Net cash flow from operations was slightly above breakeven, as net income and depreciation and amortization were offset by changes in working capital. The increase in accounts receivable of $23.6 million reflects the increased revenue levels. Management expects cash flow from operations for the remainder of
1997 will be sufficient for working capital and capital expenditure requirements. Capital expenditures for the period were $8.1 million compared with $18.6 million in the comparable quarter of the previous year, reflecting fewer fleet replacements and facility expenditures.
The Company expects capital expenditures to be approximately $21 million for the remainder of 1997 and will fund these with cash from operations supplemented by financing arrangements, if necessary.

      The Company has a $225.0 million secured credit facility with several banks to provide for working capital and letter of credit
needs.   Borrowings  under  the  agreement, which  expires  in  2000,  bear interest  based  upon  either prime or LIBOR, plus a  margin  dependent  on
the   Company's   financial  performance.   Borrowings   and   letters   of
credit are secured by substantially all of the assets (excluding real property and certain rolling stock) of Consolidated Freightways Corporation of Delaware (CFCD), a wholly owned subsidiary of the Company, all  of  the  outstanding stock  of  CFCD  and 65% of the outstanding capital stock of Canadian Freightways Limited (CFL), a wholly owned subsidiary of CFCD. As of March 31, 1997, the Company had no short-term borrowings and $68.3 million of letters of credit
outstanding  under  this  facility.   The continued   availability  of
funds  under  this   credit   facility   will require   that   CFCD   remain
in  compliance  with   certain    financial covenants.    The  most
restrictive  covenants  require  the  Company   to maintain   a   minimum
level   of  earnings   before   interest,   taxes, depreciation  and
amortization, minimum  amounts  of  tangible  net  worth and   fixed   charge
coverage,  and  limit  capital  expenditures.     The Company  is  in
compliance as of March 31, 1997 and expects to be in compliance with these covenants for the remainder of the year.


INFLATION

      Significant increases in fuel prices, to the extent not offset by increases in transportation rates, would have a material adverse effect on the profitability of the Company. Historically, the
Company has responded to periods of sharply higher fuel prices by implementing fuel surcharge programs or base rate increases, or both, to recover additional costs, but there can be no assurance that the Company will be able to successfully implement such surcharges or
increases  in  response  to  increased  fuel  costs  in  the  future.   The
Company currently has in place a fuel surcharge program in response to the increased fuel prices that began in 1996 and continue in 1997.


OTHER

       The  Company's  operations  necessitate  the  storage  of  fuel   in
underground  tanks  as  well  as the disposal of  substances  regulated  by various Federal and state laws. The Company adheres to a stringent site-by-site tank testing and maintenance program performed by qualified independent parties to protect the environment and comply with regulations. Where clean-up is necessary, the Company takes appropriate action.

       The   Company   has   received  notices   from   the   Environmental
Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Based upon cost studies performed by independent third parties, the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial condition or results of operations.

     CFCD and   the   International   Brotherhood   of
Teamsters  (IBT)  are parties  to  the  National  Master  Freight Agreement which expires on March 31, 1998. Although CFCD believes that it will be able to successfully negotiate a new contract with the IBT, there can be no assurances that it will be able to do so or that work stoppages will not occur, or that the terms of any such
contract  will  not   be substantially  less  favorable than those of  the
existing   contract,  any of  which  could   have   a   material   adverse
effect  on  CFCD's  business, financial condition or results of operations.

       Certain   statements  included  herein  constitute  forward-looking
statements within  the  meaning  of  Section  21E  of   the   Securities
Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation, and environmental and tax matters. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


                     PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously disclosed, the Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Based upon cost studies performed by independent third parties, the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial condition or results of operations. Certain legal matters are discussed in Note 3 in the Notes to Consolidated Financial Statements in Part I of this form.


ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          (10.1) Participation Agreement dated as of December 22, 1995 between Consolidated Freightways Corporation of Delaware, as lessee, and ABN AMRO Bank N.V., as lessor, as amended.
          (10.2) Participation Agreement dated as of September 30, 1994 between Consolidated Freightways Corporation of Delaware, as lessee, and BA Leasing & Capital Corporation and various other financial institutions, as lessors, as amended.

          (27)    Financial Data Schedule

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended March 31, 1997.





                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Consolidated Freightways Corporation
                                          (Registrant)


May 9, 1997                               /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President and
                                            Chief Financial Officer


May 9, 1997                               /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                            Controller