Form 10-Q
period 1997-06-30
CONSOLIDATED FREIGHTWAYS CORP
filed 1997-08-13
CIK 1022581

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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




          Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1997: 22,025,323


                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended June 30, 1997

_____________________________________________________________________
_____________________________________________________________________


                                INDEX



PART I.  FINANCIAL INFORMATION                                      Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
                June 30, 1997 and December 31, 1996                   3

          Statements of Consolidated Operations -
               Three and Six Months Ended June 30, 1997 and 1996      5

          Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 1997 and 1996                6

          Notes to Consolidated Financial Statements                  7

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations          9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          12

  Item 4. Submission of Matters to a Vote of Security Holders        12

  Item 6. Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                           13



                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                 June 30,    December 31,
                                                   1997         1996
                                                    (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  59,801     $   48,679
  Trade accounts receivable, net of allowances       317,664        285,410
  Other receivables                                    8,495          3,339
  Operating supplies, at lower of average
    cost or market                                     9,491         11,511
  Prepaid expenses                                    42,292         35,848
  Deferred income taxes                               33,254         35,470
     Total Current Assets                            470,997        420,257

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                78,751         78,989
  Buildings and improvements                         342,853        343,023
  Revenue equipment                                  560,502        559,823
  Other equipment and leasehold improvements         116,921        115,317
                                                   1,099,027      1,097,152
     Accumulated  depreciation  and  amortization   (697,272)      (680,464)
                                                     401,755        416,688
OTHER ASSETS
  Deposits and other assets                           11,399         10,808
  Deferred income taxes                                9,581          9,334
                                                      20,980         20,142

TOTAL ASSETS                                      $  893,732     $  857,087



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                June 30,     December 31,
                                                  1997          1996
                                                (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $   77,305     $   87,511
  Accrued liabilities                           218,755        187,267
  Accrued claims costs                           84,574         95,780
  Federal and other income taxes                 12,809          4,083
     Total Current Liabilities                  393,443        374,641

LONG-TERM LIABILITIES
  Long-term debt                                 15,100         15,100
  Accrued claims costs                          116,289        110,200
  Employee benefits                             115,189        113,312
  Other liabilities and deferred credits         33,001         33,136
     Total Liabilities                          673,022        646,389

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized
     5,000,000 shares, issued none                   --             --
  Common stock, $.01 par value; authorized
     50,000,000 shares; issued and outstanding
     22,025,323 shares                              220            220
  Additional paid-in capital                     57,174         57,174
  Cumulative translation adjustment              (5,070)        (4,910)
  Retained earnings                             168,386        158,214
      Total Shareholders' Equity                220,710        210,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  893,732     $  857,087


      The accompanying notes are an integral part of these statements.




                                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                                AND SUBSIDIARIES
                                    STATEMENTS OF CONSOLIDATED OPERATIONS
                              (Dollars in thousands except per share amounts)


                                          Three Months Ended         Six Months Ended
                                                June 30,                   June 30,
                                           1997         1996          1997         1996

REVENUES                                 $  578,623   $  529,997    $ 1,124,256   $ 1,032,541

COSTS AND EXPENSES
    Salaries, wages and benefits            378,483      367,631        736,480       723,982
    Operating expenses                       88,243       84,751        178,985       167,576
    Purchased transportation                 45,591       41,197         88,928        78,785
    Operating taxes and licenses             18,557       19,259         36,598        38,259
    Claims and insurance                     17,561       14,068         31,360        28,313
    Depreciation                             13,512       16,758         26,692        33,850
                                            561,947      543,664      1,099,043     1,070,765

OPERATING INCOME (LOSS)                      16,676      (13,667)        25,213       (38,224)

OTHER INCOME (EXPENSE)
   Investment income                            237           93            431           171
   Interest expense                            (871)        (195)        (1,170)         (435)
   Miscellaneous, net                          (711)        (729)        (1,144)       (2,352)
                                             (1,345)        (831)        (1,883)       (2,616)

Income (loss) before income
  taxes (benefits)                           15,331      (14,498)        23,330       (40,840)
Income taxes (benefits)                       8,413       (6,566)        13,158       (12,772)

NET INCOME (LOSS)                        $    6,918   $   (7,932)   $    10,172   $   (28,068)

Primary average shares outstanding       22,025,323   22,025,323     22,025,323    22,025,323
Fully diluted average
     shares outstanding (1)              22,766,560   22,025,323     22,025,323    22,025,323


Primary Earnings (Loss) per Share:       $     0.31   $    (0.36)   $      0.46   $     (1.27)

Fully Diluted Earnings (Loss) per Share  $     0.30   $    (0.36)   $      0.46   $     (1.27)


(1) The three months ended June 30, 1997 includes the dilutive effects of the Company's restricted stock plan.  See Note 2.


                The accompanying notes are an integral part of these statements.





                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
                                                     1997           1996
                                                 (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $  48,679      $  26,558

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  10,172        (28,068)
  Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
     Depreciation and amortization                   27,574         35,105
     Increase (decrease) in deferred income taxes     1,969         (8,303)
     Gains  from property disposals, net               (804)        (1,404)
  Changes in assets and liabilities:
      Receivables                                   (37,410)       (37,097)
      Prepaid  expenses                              (6,444)        (3,566)
      Accounts  payable                             (10,206)         1,317
      Accrued liabilities                            31,488         17,713
      Accrued  claims costs                          (5,117)         4,538
      Income taxes                                    8,726         (1,349)
      Employee benefits                               1,877          3,594
      Other                                             324          5,327
  Net Cash Provided (Used) by Operating Activities   22,149        (12,193)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital  expenditures                            (12,653)       (29,409)
   Proceeds from sales of property                    1,626          3,363
   Net Cash Used by Investing Activities            (11,027)       (26,046)

CASH FLOWS FROM FINANCING ACTIVITIES
  Former parent investments and advances               --           49,438
  Net Cash Provided by Financing Activities            --           49,438

Increase in Cash and Cash Equivalents                11,122         11,199

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  59,801      $  37,757

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


2. Stock Compensation

        Under the Company's Stock Option and Incentive Plan, the Company previously granted 2,146,450 shares of restricted stock to non-employee directors and certain designated employees in December 1996. During the three months ended June 30, 1997, the Company granted a net additional 460,817 shares to certain designated employees. As of June 30, 1997, these granted but unissued shares had an aggregate market value of $42.7 million. Subsequent to June 30, 1997, the Company granted an additional 680,925 shares to the remainder of its regular full-time employees. The shares vest over three years and are contingent upon the Company's stock price
achieving   pre-determined  increases  over  the   grant   price   for   10
consecutive trading days following each anniversary of the grant. The grants made in 1997 are subject to the same vesting schedule and restrictions as the initial grant. If performance conditions are met in December 1997, approximately 1,096,100 shares of common stock, or one-third of the total grant, will be issued and compensation expense will be recognized based on the then market price of the stock. Based on the market price of the stock on June 30, 1997, the Company would recognize a $10.8 million non-cash charge, net of related tax benefits.


3. Recent Accounting Pronouncements

       In   February   1997,  the  Financial  Accounting  Standards   Board
(FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This statement changes the method of calculating earnings per share. Primary earnings per share is replaced with Basic Earnings per Share and is calculated using only the weighted average shares outstanding for the period, without giving effect to potentially dilutive instruments. Fully diluted earnings per share is calculated similar to that under APB 15, except that under the treasury stock method, the average stock price for the period is used instead of the higher of the average or closing stock price. This statement is effective for financial statements of periods ending after December 15, 1997, with restatement of prior period earnings per share required. Earlier application is not permitted. If the Company adopted this statement as of January 1, 1997, basic and fully diluted earnings per share for the three and six months ended June 30, 1997 would have been $0.31 and $0.31 and $0.46 and $0.46, respectively. For the three and six months ended
June 30, 1996, basic and fully diluted earnings (loss) per share would have been ($0.36) and ($0.36) and ($1.27) and ($1.27), respectively.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items of comprehensive income be prominently
displayed  in  the  financial  statements.  Comprehensive  income  is   the
change  in  equity  during  a  period from  transactions  or  other  events with non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of prior year financial statements is required. If the Company adopted this statement as of January 1, 1997, comprehensive income for the three and six months ended June 30, 1997 would have been $6,835,000 and $10,076,000, respectively. For the three and six months ended June 30, 1996, comprehensive loss would have been $(7,951,000) and $(27,842,000), respectively.

       Also in June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information." This statement requires the presentation of financial information on the same basis that it is used within an organization to evaluate segment performance and allocate resources. It also will require enhanced disclosures about geographic, product and service information. This statement is effective for financial statements of periods beginning after December 15, 1997. Management expects that adoption of this
statement   will   not   have   a  material   effect   on   its   reporting
requirements.


4.  Contingencies

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




        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      The Company earned net income of $6.9 million and $10.2 million for the three and six months ended June 30, 1997, on year-over-year revenue increases of 9.2% and 8.9%, respectively. This compares with net losses of $7.9 million and $28.1 million for the same periods in the prior year. The increases in revenues were due to increased net revenue per hundred weight and increased tonnage levels. Net revenue per hundred weight increased 5.6% and 4.1%, respectively, over the same periods in the prior year as the Company continued to benefit from the retention of the general rate increase implemented on January 1, 1997. Year-over-year total and higher rated less-than-
truckload tonnage increased 3.9% and 4.1%, respectively, for the three months ended June 30, 1997 and 5.2% and 5.2%, respectively, for the six months ended June 30, 1997. The increases in tonnage levels were primarily attributable to the fact that the prior year tonnage levels were depressed following the implementation of the Business Accelerator System (BAS), a re-engineering of the Company's freight flow system, in October 1995.

      Operating income was $16.7 million for the three months ended June 30, 1997, an increase of $30.3 million over the same period last year  while  the  six  month  operating  income  of  $25.2  million  was  a
$63.4 million improvement. The operating ratio for the three months ended June 30, 1997 improved to 97.1% from 102.6% in the prior year while the operating ratio for the six month period improved to 97.8% from 103.7%. The improvements were due to the previously mentioned increases in net revenue per hundred weight combined with lower cost per hundred weight. Cost per hundred weight decreased 1.4% and 3.2% for the three and six months ended June 30, 1997, respectively, compared with the prior year for reasons discussed below. Prior year results were adversely impacted by depressed tonnage levels and expenses incurred associated with the implementation of BAS.

      Salaries, wages and benefits increased 3.0% and 1.7% for the three and six months ended June 30, 1997, respectively, on tonnage increases of 3.9% and 5.2%, respectively, discussed above. The marginal increases in salaries, wages and benefits were due to productivity gains, improved workers' compensation claims experience and increased use of purchased transportation, offset by an approximately $10 million increase in Teamster wages and benefits in the second quarter. Operating expenses increased 4.1% and 6.8% for the three and six month periods in line with increased business levels and partially due to higher vehicle maintenance expense associated with an aging linehaul fleet. The Company continued its use of lower cost rail services in strategic lanes during the second quarter of 1997, which resulted in increased purchased transportation expense of 10.7% over the prior year. For the six months ended June 30, 1997, rail miles as a percentage of total inter-city miles increased to 26% from 23% in the previous year. Claims and insurance expense increased 24.8% and 10.8% for the three and six month periods, respectively, reflecting increased business levels and higher than anticipated claims expense. Depreciation expense decreased approximately 21.1% from the six month period last year due primarily to a higher proportion of fully depreciated equipment in 1997. Also contributing to the decrease was the transfer of $57.6 million of excess properties to the former parent concurrent with the spin-off.

      Other expense, net, for the three months ended June 30, 1997 increased 61.9% over the same period last year primarily due to interest expense on other long- term liabilities, excluding long-term debt. For the six months ended June 30, 1997, other expense, net, decreased 28.0% primarily due to the absence in 1997 of interest expense on borrowings from the former parent, which was included in Miscellaneous, net, offset partially by the above mentioned interest expense on other long-term liabilities.

       The   Company's  effective  income  tax  (benefit)  rates  for   the
three  and  six  months  ended  June 30, 1997  and  1996  differ  from  the
statutory   Federal  rate  due  primarily  to  foreign   taxes   and   non-
deductible items.

       Management anticipates that tonnage growth experienced in the first half of 1997 will not continue for the remainder of the year.
As  discussed  above,  the  tonnage  increases  in  the  six  months  ended
June 30, 1997 were due mainly to the fact that the prior year tonnage levels were depressed following implementation of BAS. Also, as management continues to emphasize account profitability, it anticipates that some business will be lost. Management will continue its emphasis on aggressive claim containment as well as maximizing the efficient use of its existing capacity. The April 1, 1997 Teamster wage and benefit increase, which covers approximately 85% of the Company's domestic employees, will result in approximately $20 million of additional wages and benefits in the remainder of 1997 compared with the 1996 levels. As discussed in Footnote 2 in Part 1 of this Form 10-Q, the Company has a restricted stock program. If performance conditions are met in December 1997, approximately 1,096,100 shares of common stock will be issued and compensation expense will be recognized based on the then market price of the stock. Based on the market price of the stock on June 30, 1997, the Company would recognize a $10.8 million non-cash charge, net of related tax benefits.

      The Company is currently studying the impact of Year 2000 issues on its operations. Management does not expect that the final cost of
bringing   computer   systems  into  compliance  will   have   a   material
adverse  effect  on  the  Company's  financial  condition  or  results   of
operations.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Company had $59.8 million in cash and cash equivalents. Net cash flow from operations for the six months ended June 30, 1997 was $22.1 million due primarily to net income and depreciation and amortization offset by changes in components of working capital. The increase in accounts receivable of $37.4 million reflects increased sales per day as well as a slight deterioration in days sales outstanding for which management has implemented programs aimed at increasing collections. The Company occasionally  borrowed  funds  under its  secured  credit  facility  during the  six  months  ended  June  30, 1997,  and  ended  the  period  with  no borrowings outstanding. Management expects cash flow from operations for the remainder of 1997 will be sufficient for working capital and capital expenditure requirements. Capital expenditures for the six months ended June 30, 1997 were $12.7 million compared with $29.4 million  in  the  same  period  of  the  previous  year,  reflecting  fewer
required   fleet  replacements  and  facility  expenditures.  The   Company
expects capital expenditures to be approximately $17 million for the remainder of 1997 and will fund these with cash from operations supplemented by financing arrangements, if necessary.

      The Company has a $225.0 million secured credit facility with several banks to provide for working capital and letter of credit needs. Working capital borrowings are limited to $100 million while letters of credit are limited to $150 million. Borrowings under the agreement, which expires in 2000, bear interest based upon either prime or LIBOR, plus a margin dependent on the Company's financial performance. Borrowings and letters of credit are secured by substantially all of the assets (excluding real property and certain rolling stock) of Consolidated Freightways Corporation of Delaware
(CFCD), a wholly owned subsidiary of the Company, all of the outstanding stock of CFCD and 65% of the outstanding capital stock of
Canadian Freightways Limited (CFL), a wholly owned subsidiary of CFCD. As of June 30, 1997, the Company had no short-term borrowings and $83.3 million of letters of credit outstanding under this facility. The continued availability of funds under this credit facility will require that the Company remain in compliance with certain financial covenants. The most restrictive covenants require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, minimum amounts of tangible net worth and fixed charge coverage, and limit capital expenditures. The Company is in compliance as of June 30, 1997 and expects to be in compliance with these covenants for the remainder of the year.


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

      CFCD and the International Brotherhood of Teamsters (IBT) are parties to the National Master Freight Agreement which expires on
March 31, 1998. Although CFCD believes that there will be a successful negotiation of a new contract with the IBT, there can be no assurances of a successful negotiation or that work stoppages will not occur, or that the terms of any such contract will not be substantially less favorable than those of the existing contract, any of which could have a material adverse effect on CFCD's business, financial condition or results of operations.

       Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities
Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation, and environmental and tax matters. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.



                     PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As  previously  disclosed,  the  Company  has  received  notices  from the Environmental Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Based upon cost studies performed by independent third parties, the Company believes its obligations with respect  to  such  sites  would  not have  a  material  adverse  effect  on its financial condition or results of operations. Certain legal matters are discussed in Note 4 in the Notes to Consolidated Financial Statements in Part I of this form.


ITEM 4.  Submission of Matters to a Vote of Security Holders

   At the Annual Shareholders Meeting held May 12, 1997, the following matters were presented with the indicated voting results:

   For the purpose of electing members of the Board of Directors, the votes representing shares of Common stock were cast as follows:


                 Nominee             For            Withheld
            W. Roger Curry       19,446,597          104,133
            G. Robert Evans      19,462,109           88,621
            James B. Malloy      19,461,069           89,661


   The  following  directors did not stand for election  and  continued  in office as directors after the Annual Shareholders Meeting: Paul B. Guenther, Robert W. Hatch, J. Frank Leach, John M. Lillie, Raymond
F. O'Brien and William D. Walsh.



ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          (10.1)    Reimbursement and Security Agreement dated July 3, 1997
                    between   Consolidated   Freightways   Corporation
                    and  CNF Transportation Inc.

          (27)      Financial Data Schedule

        (b) Reports on Form 8-K

               No reports on Form 8-K were filed in the quarter ended
                 June 30, 1997.



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


                                Consolidated Freightways Corporation
                                          (Registrant)


August 12, 1997                           /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President and
                                          Chief Financial Officer


August 12, 1997                           /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and Controller