Form 10-Q
period 1997-09-30
CONSOLIDATED FREIGHTWAYS CORP
filed 1997-11-13
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to N/A


                    Commission File Number  1-12149


                CONSOLIDATED FREIGHTWAYS CORPORATION


                Incorporated in the State of Delaware
            I.R.S. Employer Identification No. 77-0425334

              175 Linfield Drive, Menlo Park, CA  94025
                   Telephone Number (650) 326-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes___X___     No_______




          Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1997: 22,025,323


                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                   Quarter Ended September 30, 1997

_____________________________________________________________________

_____________________________________________________________________


                                INDEX



PART I.  FINANCIAL INFORMATION                                Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996             3

          Statements of Consolidated Operations -
            Three and Nine Months Ended
            September 30, 1997 and 1996                          5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1997 and 1996        6

          Notes to Consolidated Financial Statements             7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations       10


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                     14

  Item 6. Exhibits and Reports on Form 8-K                      15


SIGNATURES                                                      16




                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                   September 30,   December 31,
                                                       1997            1996

                                                       (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   80,976     $   48,679
   Trade accounts receivable, net of allowances        341,532        285,410
   Other receivables                                     8,256          3,339
   Operating supplies, at lower of average
     cost or market                                      9,278         11,511
   Prepaid expenses                                     40,274         35,848
   Deferred income taxes                                30,933         35,470
      Total Current Assets                             511,249        420,257

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 78,744         78,989
   Buildings and improvements                          343,358        343,023
   Revenue equipment                                   561,805        559,823
   Other equipment and leasehold improvements          116,110        115,317
                                                     1,100,017      1,097,152
   Accumulated depreciation and amortization          (706,038)      (680,464)
                                                       393,979        416,688
OTHER ASSETS
   Deposits and other assets                             9,851         10,808
   Deferred income taxes                                10,407          9,334
                                                        20,258         20,142

TOTAL ASSETS                                        $  925,486     $  857,087



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                    September 30,  December 31,
                                                         1997         1996

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  80,442     $ 87,511
   Accrued liabilities                                229,673      187,267
   Accrued claims costs                                82,898       95,780
   Federal and other income taxes                      21,287        4,083
      Total Current Liabilities                       414,300      374,641

LONG-TERM LIABILITIES
   Long-term debt                                      15,100       15,100
   Accrued claims costs                               113,799      110,200
   Employee benefits                                  115,932      113,312
   Other liabilities and deferred credits              33,844       33,136
      Total Liabilities                               692,975      646,389

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --          --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued and outstanding
     22,025,323 shares                                    220         220
   Additional paid-in capital                          57,174      57,174
   Cumulative translation adjustment                   (5,052)     (4,910)
   Retained earnings                                  180,169     158,214
      Total Shareholders' Equity                      232,511     210,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 925,486   $ 857,087


     The accompanying notes are an integral part of these statements.



                                CONSOLIDATED FREIGHTWAYS CORPORATION

                                STATEMENTS OF CONSOLIDATED OPERATIONS
                           (Dollars in thousands except per share amounts)


                                        Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                        1997         1996         1997         1996

REVENUES                           $  603,253  $  559,605     $1,727,509   $1,592,146

COSTS AND EXPENSES
    Salaries, wages and benefits      389,874     382,255      1,126,354    1,106,237
    Operating expenses                 90,546      82,235        269,531      249,811
    Purchased transportation           50,903      48,258        139,831      127,043
    Operating taxes and licenses       18,462      18,969         55,060       57,228
    Claims and insurance               15,623      13,965         46,983       42,278
    Depreciation                       13,505      16,224         40,197       50,074
                                      578,913     561,906      1,677,956    1,632,671
OPERATING INCOME (LOSS)                24,340      (2,301)        49,553      (40,525)

OTHER INCOME (EXPENSE)
   Investment income                      597          43          1,028          214
   Interest expense                      (993)       (191)        (2,163)        (626)
   Miscellaneous, net                    (561)       (234)        (1,705)      (2,586)
                                         (957)       (382)        (2,840)      (2,998)

Income (loss) before income
     taxes (benefits)                  23,383      (2,683)        46,713      (43,523)
Income taxes (benefits)                11,600        (928)        24,758      (13,700)

NET INCOME (LOSS)                  $   11,783  $   (1,755)    $   21,955   $  (29,823)

Primary average shares
      outstanding (1)              23,279,205  22,025,323     22,025,323   22,025,323
Fully diluted average
      shares outstanding (1)       23,404,911  22,025,323     22,025,323   22,025,323


Primary Net Income
      (Loss) per Share:            $    0.51   $    (0.08)    $     1.00   $    (1.35)

Fully Diluted Net Income
      (Loss) per Share:            $    0.50   $    (0.08)    $     1.00   $    (1.35)

(1) The quarter ended September 30, 1997 includes the dilutive effects of the Company's restricted stock.


               The accompanying notes are an integral part of these statements.



                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                     Nine Months Ended
                                                         September 30,
                                                    1997           1996
                                                   (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  48,679     $ 26,558

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      21,955      (29,823)
Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
Depreciation and amortization                          41,507       52,023
Increase (decrease) in deferred income taxes            3,464      (11,002)
Gains from property disposals, net                       (850)      (2,095)
Changes in assets and liabilities:
  Receivables                                         (61,039)     (57,034)
  Prepaid expenses                                     (4,426)      (1,161)
  Accounts payable                                     (7,069)      (9,355)
  Accrued liabilities                                  42,406       23,300
  Accrued claims costs                                 (9,283)       5,422
  Income taxes                                         17,204       (1,349)
  Employee benefits                                     2,620       (1,270)
  Other                                                 2,216       18,647
  Net Cash Provided (Used) by Operating Activities     48,705      (13,697)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (19,266)     (41,041)
   Proceeds from sales of property                      2,858        5,902
   Net Cash Used by Investing Activities              (16,408)     (35,139)

CASH FLOWS FROM FINANCING ACTIVITIES
   Former parent investments and advances                  --       55,103
   Net Cash Provided by Financing Activities               --       55,103

Increase in Cash and Cash Equivalents                  32,297        6,267

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  80,976    $  32,825

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

       There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1996 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as described below in Note 4.


2. Stock Compensation

       The Company previously granted 3,288,192 shares of restricted stock to its regular, full-time employees under its Stock Option and Incentive Plan. As of September 30, 1997, these granted but unissued shares had an aggregate market value of $58.0 million. The shares vest over three years and are contingent upon the Company's stock price achieving pre-determined increases over the grant price for 10 consecutive trading days following each anniversary of the grant. If performance conditions are met, approximately 1,096,100 shares of common stock, or one-third of the total grant, will be issued in
December 1997 and compensation expense will be recognized based on the then market price of the stock. Based on the market price of the stock on September 30, 1997, the Company would recognize an $11.6 million non-cash charge, net of related tax benefits.


3. Recent Accounting Pronouncements

       In   February   1997,  the  Financial  Accounting  Standards   Board
(FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This statement changes the method of calculating earnings per share. Primary earnings per share is replaced with Basic Earnings per Share and is calculated using only the weighted average shares outstanding for the period, without giving effect to potentially dilutive instruments. Diluted earnings per share is calculated similar to that under APB 15, except that under the treasury stock method, the average stock price for the period is used instead of the higher of the average or closing stock price. This statement is effective for financial statements of periods ending after December 15, 1997, with restatement of prior period earnings per share required. If the Company adopted this statement as of January 1, 1997, basic and diluted earnings per share for the three and nine months ended September 30, 1997 would have been $0.53 and $0.51 and $1.00 and $1.00, respectively. For periods prior to 1997, earnings per share will remain as reported.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items of comprehensive income be prominently
displayed  in  the  financial  statements.  Comprehensive  income  is   the
change  in  equity  during  a  period from  transactions  or  other  events with non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of prior year financial statements is required. If the Company adopted this statement as of January 1, 1997, comprehensive income for the three and  nine  months  ended  September 30, 1997 would  have  been  $11,794,000 and $21,870,000, respectively. For the three and nine months ended September 30, 1996, comprehensive loss would have been $1,686,000 and $29,528,000, respectively.

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


4. Contingencies

      In October 1997, three lawsuits were filed against the Company and its principal operating subsidiary in Riverside County Superior
Court of California, claiming invasion of privacy and related tort claims for intentional and negligent infliction of emotional distress and seeking the recovery of punitive and emotional distress damages in unspecified amounts. Those lawsuits arose out of the use of video cameras at a California terminal facility, including restrooms, in order to combat a problem with theft and drug use. One action was filed on behalf of 282 plaintiffs, a second one with two plaintiffs purports to be a class action, and a third one was filed by an individual. The Company denies liability and intends to vigorously defend these actions. With the exception of the individual lawsuit, these cases have been removed to the United States District Court for the Central District of California. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      The  Company  and  its  subsidiaries are also  defendants  in  various
lawsuits   incidental  to  their  businesses.   It  is   the   opinion   of
management  that  the ultimate outcome of these actions  will  not  have  a
material   adverse   effect   on  the  Company's   consolidated   financial
position or results of operations.




        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      Revenues for the three months ended September 30, 1997 increased 7.8% to $603.3 million, compared with the same period last year, despite total and less-than-truckload tonnage declines of 1.5% and 0.4%, respectively. The marginal declines in tonnage levels were more than offset by the improvement in net revenue per hundred weight. Net revenue per hundred weight increased 9.5% over the same period in 1996 and was due primarily to the retention of the general rate increase implemented at the beginning of 1997 combined with higher rated freight moved during the two week strike at UPS in August. Revenue generated from the UPS strike was approximately $11.0 million. The Company also benefited from increased revenues from its premium service offerings, including its new PrimeTime Air Service. Revenues for the nine months ended September 30, 1997 increased 8.5% to $1.73 billion on total and less-than-truckload tonnage increases of 2.8% and 3.2%, respectively. Revenue per hundred weight for the period increased 5.6% over the prior year for reasons discussed above. The increases in tonnage levels were primarily due to the fact that first half 1996 tonnage levels were depressed following implementation of the Business Accelerator System
(BAS),   a  re-engineering  of  the  Company's  freight  flow  system,   in
October 1995.

      Salaries, wages and benefits for the three and nine months ended September 30, 1997 increased 2.0% and 1.8%, respectively over the prior year. These expenses reflect Teamster wages and benefits increases of approximately $10 million for the three month period and
$20 million for the nine month period, incentive compensation for salaried employees and increased business levels for the first half of the year. These additional expenses were offset by cost containment programs such as the use of rail in certain lanes, workplace safety and return to work initiatives to reduce workers compensation claims and increased efficiencies. Prior year expenses were adversely impacted by the implementation of BAS during the first half of the year and also included salary and benefit allocations for administrative services now included in operating expenses as explained below.

      Operating expenses increased 10.1% and 7.9% for the three and nine month periods, compared to the prior year, due primarily to the inclusion of charges for administrative services outsourced to the former parent. During the three and nine month periods, the fees for these services were $5.0 million and $15.8 million, respectively. In
1996, the expense allocations from the former parent were included in salaries, wages and benefits as noted in the previous paragraph. The Company also incurred higher vehicle maintenance in the current year as a result of an aging fleet.

      Purchased transportation increased 5.5% and 10.1% for the three and nine months ended September 30, 1997 as the Company increased its use of lower cost rail services in strategic lanes. For the three months ended September 30, 1997, rail miles as percentage of total inter-city miles increased to 28.7% from 27.8% in the same period last year. For the nine months ended September 30, 1997, rail miles as a percentage of total inter-city miles were 27.0%, compared with 24.6% in the same period of 1996.

      Operating  taxes  and  licenses  decreased  2.7%  and  3.8%  for  the three and nine months ended September 30, 1997. These decreases are the result of lower fuel taxes, licensing fees and highway use taxes as a higher proportion of freight was transported via rail, as discussed above. Additionally, the Company has been successful in reducing property tax assessments on its terminal properties.

      Claims  and  insurance  increased  11.9%  and  11.1%  for  the  three
and   nine   months  ended  September  30,  1997  in  line  with  increased revenue levels.

       Depreciation expense decreased 16.8% and 19.7%, respectively, from the three and nine month periods last year due primarily to a higher proportion of fully depreciated equipment in 1997. Also contributing to the decrease was the transfer of $57.6 million of excess properties to the former parent concurrent with the spin-off.

       The above factors resulted in a $26.6 million year-over-year improvement in operating income to $24.3 million for the three months ended September 30, 1997. The operating ratio improved to 96.0% from 100.4%. Operating income for the nine months ended September 30,
1997   increased  $90.1  million  to  $49.6  million  with  the   operating
ratio  improving  to  97.1%  from 102.5%.   Results  for  the  nine  months
ended September 30, 1996 were impacted by depressed tonnage levels and increased expenses associated with the implementation of BAS.

      Other expense, net, for the three months ended September 30, 1997 increased 150.5% over the same period last year primarily due to interest expense on other long-term liabilities, excluding debt. This was offset by increased investment income from the Company's short-term investments. For the nine months, other expense, net, decreased
5.3% primarily due to the absence in 1997 of interest expense on borrowings from the former parent. This was previously included in Miscellaneous, net.

      The Company's effective income tax (benefit) rates for the three and nine months ended September 30, 1997 and 1996 differ from the statutory Federal rate due primarily to foreign taxes and non-deductible items.

       Net   income  for  the  three  months  ended  September   30,   1997
improved to $11.8 million or $0.51 per primary share compared to a loss of $1.8 million or $0.08 per primary share. Net income for the nine months ended September 30, 1997 improved to $22.0 million or $1.00 per primary share compared with a net loss of $29.8 million or $1.35 per primary share.

      Assuming  a  timely  renewal  of  the Teamster's  contract  scheduled to expire on March 31, 1998, management will continue to carefully balance its revenue growth and yield objectives while containing claims and maximizing utilization of existing capacity. Pending renewal of the contract, however, the uncertainty associated with the impending Teamster president re-election may delay the accomplishment of the above objectives as shippers may divert freight to non-union carriers. The April 1, 1997 Teamster wage and benefit increase will result in approximately $10 million of additional wages and benefits in the remainder of 1997 compared with the 1996 levels. As discussed in Footnote 2 in Part 1 of this Form 10-Q, the Company has a restricted stock program. If performance conditions are met, approximately 1,096,100 shares of common stock will be issued in December 1997 and compensation expense recognized based on the then market price of the stock. Based on the market price of the stock on September 30, 1997, the Company would recognize a $11.6 million non-cash charge, net of related tax benefits.

     The Company is currently studying the impact of Year 2000 issues on its operations. Management does not expect that the final cost of
bringing   computer   systems  into  compliance  will   have   a   material
adverse  effect  on  the  Company's  financial  condition  or  results   of
operations.



LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1997, the Company had $81.0 million in cash and cash equivalents. Net cash flow from operations for the nine months ended September 30, 1997 was $48.7 million primarily from net income and depreciation and amortization. Accounts receivable increased $61.0 million reflecting higher sales per day and a slight deterioration in days sales outstanding. Management has implemented programs aimed at increasing the timeliness of collections. Management expects cash flow from operations for the remainder of 1997 to be sufficient for working capital and capital expenditure requirements. Capital expenditures for the nine months ended September 30, 1997 were $19.3 million compared with $41.0 million in the same period of the previous year, reflecting fewer required fleet replacements and facility expenditures. The Company expects capital expenditures to be approximately $5.0 million for the remainder of 1997 and will fund these with cash from operations supplemented by financing arrangements, if necessary.

      The Company has a $225.0 million secured credit facility with several banks to provide for working capital and letter of credit needs. Working capital borrowings are limited to $100 million while letters of credit are limited to $150 million. Borrowings under the agreement, which expires in 2000, bear interest based upon either prime or LIBOR, plus a margin dependent on the Company's financial performance. Borrowings and letters of credit are secured by substantially all of the assets (excluding real property and certain rolling stock) of Consolidated Freightways Corporation of Delaware
(CFCD), a wholly owned subsidiary of the Company, all of the outstanding stock of CFCD and 65% of the outstanding capital stock of
Canadian   Freightways  Limited  (CFL),  a  wholly  owned   subsidiary   of
CFCD. As of September 30, 1997, the Company had no short-term borrowings and $83.3 million of letters of credit outstanding under this facility. The continued availability of funds under this credit facility will require that the Company remain in compliance with certain financial covenants. The most restrictive covenants require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, minimum amounts of tangible net worth and fixed charge coverage, and limit capital expenditures. The Company is in compliance as of September 30, 1997 and expects to be in compliance with these covenants for the remainder of the year.



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

      CFCD and the International Brotherhood of Teamsters (IBT) are parties to the National Master Freight Agreement which expires on March 31, 1998. Although CFCD currently believes that there will be a successful negotiation of a new contract with the IBT, there can be no assurances of a successful negotiation or that work stoppages will not occur, or that the terms of any such contract will not be substantially less favorable than those of the existing contract, or that shippers will not divert freight to non-union carriers prior to a renewal of the contract, any of which could have a material adverse effect on CFCD's business, financial condition or results of operations.

      Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements included or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes,""expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or
"anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or
imprecise  and  they  may  be  incapable  of  being  realized.    In   that
regard,   the   following  factors,  among  others,  and  in  addition   to
matters  discussed  elsewhere  herein  and  in  documents  incorporated  by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increases in domestic and international competition and pricing pressure; increases in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including shortages of drivers, increases in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes and diversion of freight by shippers prior to a renewal of the current contract with the IBT out of concern of a possible strike; changes in governmental regulation, and environmental and tax matters. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.



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


ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          (27)   Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed in the quarter ended September 30, 1997.

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


                                Consolidated Freightways Corporation
                                          (Registrant)


November 12, 1997                         /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President and
                                          Chief Financial Officer


November 12, 1997                         /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and Controller