Form 10-K
period 1997-12-31
CONSOLIDATED FREIGHTWAYS CORP
filed 1998-03-27
CIK 1022581

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997   Commission File Number  1-12149

                 CONSOLIDATED FREIGHTWAYS CORPORATION


                 Incorporated in the State of Delaware
             I.R.S. Employer Identification No. 77-0425334

               175 Linfield Drive, Menlo Park, CA  94025
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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on the National Automated System of the National Association of Securities Dealers Inc. Automated Quotation System on February 27, 1998:
$288,354,420

             Number of shares of Common Stock outstanding
                     as of February 27, 1998: 23,020,286

                  DOCUMENTS INCORPORATED BY REFERENCE

                          Parts I, II and IV


Consolidated Freightways Corporation 1997 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

                              Part III

Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 1998 Annual Meeting of Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K).

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1997

_______________________________________________________________________

                                 INDEX

 Item                                                           Page

                                PART I

     1.     Business                                              3
     2.     Properties                                            8
     3.     Legal Proceedings                                     9
     4.     Submission of Matters to a Vote of Security Holders   9

                                PART II

     5.     Market for the Company's Common Stock and
               Related Security Holder Matters                    9
     6.     Selected Financial Data                               9
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  9
     7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                         10
     8.     Financial Statements and Supplementary Data          10
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                 10

                               PART III

     10.    Directors and Executive Officers of the Company      11
     11.    Executive Compensation                               11
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               11
     13.    Certain Relationships and Related Transactions       12

                                PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         12

     SIGNATURES                                                  13

     INDEX TO FINANCIAL INFORMATION                              15

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1997
_______________________________________________________________________

                                PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated  Freightways  Corporation is a holding  company  that  was incorporated in Delaware in 1996. It is herein referred to as the "Registrant" or "Company". Formerly a subsidiary of CNF Transportation Inc. (the former parent) through December 1, 1996, the Company was spun-off in a tax free distribution (the Distribution) to shareholders of the former parent. The Company consists of Consolidated Freightways
Corporation   of   Delaware   (CFCD),  a  nationwide   motor   carrier,
incorporated in 1958 as successor to the original trucking company organized in 1929, and its Canadian operations, including Canadian Freightways, Ltd., Epic Express, Milne & Craighead, Canadian Sufferance Warehouses, Blackfoot Logistics and other related businesses; Redwood Systems, a third party logistics provider; and the Leland James Service Corporation, an administrative service provider. The Company provides less-than-truckload transportation and logistics services nationwide and in parts of Canada, Mexico, the Caribbean area, Latin and Central America, Europe and Pacific Rim countries.


(b) Financial Information About Industry Segments

The Company operates in a single industry segment.


(c) Narrative Description of Business

The Company, headquartered in Menlo Park, California, is the holding company of CFCD, a full-service trucking company providing less-than-truckload freight services nationwide and in Canada and Mexico, and one-stop international freight service between the United States and 70 countries worldwide through operating agreements with ocean carriers
and  a  network of international partners.   Operations consist  of  an
extensive transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring consistent, expedited service, compared to the
bulk   raw   materials  characteristically  transported  by  railroads, pipelines and water carriers. Less-than-truckload (LTL) is an  industry
designation  for shipments weighing less than 10,000 pounds.   CFCD  is
one  of  the  nation's  largest LTL motor carriers  in  terms  of  1997
revenues.   The  Company also provides logistics services  through  its
wholly-owned subsidiary, Redwood Systems, Inc. (Redwood).   Established
in January 1997, Redwood is a third party, non-asset based logistics company that offers complete supply chain management services including dedicated contract warehousing and carriage, just-in-time delivery and specialized time-definite distribution, information-based logistics services and worldwide multi-modal logistics.

CFCD's primary competitors in the national LTL market are Yellow Freight System, Inc., Roadway Express, Inc. and Arkansas Best Corporation. CFCD also competes for LTL freight with regional LTL motor carriers, small package carriers, private carriage and freight forwarders. Competition for freight is based primarily upon price, service consistency and transit time. In an effort to provide faster service and to better compete, CFCD implemented a comprehensive reengineering of its line-haul operations in October 1995. This reengineering, called the Business Accelerator System (BAS), replaced CFCD's traditional hub-and-spoke network with one that moves freight directionally from point-to-point and streamlines the freight network. BAS has the effect of reducing miles and freight handling, thereby reducing  transit  times  and costs as well as more  efficiently  using system capacity. This reengineering, in conjunction with value added service offerings and use of lower-cost rail services allowed the Company to return to profitability in 1997.

As a large carrier of LTL general freight, at December 31, 1997, CFCD operated approximately 39,100 vehicle units including inter-city tractors and trailers and pick-up and delivery units. It had a network of 357 U.S. and Canadian freight terminals, metro centers and regional consolidation centers.

CFCD's operations are supported by a sophisticated data processing system for the control and management of the business. Management is in the initial phases of replacing or converting the Company's financial and operational systems and applications for Year 2000 compliance. Based upon a current assessment of systems and applications requiring modification, management expects to spend $25 to $30 million over the next two years. Of this amount, approximately $11 million relates to the purchase of new hardware and software, which will be capitalized and amortized over their estimated useful lives. Management expects to have all of its financial and operational systems converted by mid 1999. However, to the extent systems are not converted by the year 2000, there could be a material adverse effect on the Company's operations.

There  is a broad diversity in the customers served, size of shipments,
commodities  transported  and  length of  haul.   No  single  commodity
accounted for more than a small fraction of total revenues.

CFCD operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and sleeper teams which in 1997 approximated 33% of all linehaul miles in North America. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFCD generally utilizes trailer equipment that is 102 inches in width. In 1997, CFCD operated in excess of 426 million linehaul miles in North America, almost all of which was conducted by equipment in doubles and triples configuration. The accident frequency of the triples configuration was lower than all other types of vehicle combinations used by CFCD.

CFCD and several Canadian subsidiaries serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian operations utilize a fleet of over 1,250 trucks, tractors and trailers.

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


Employees

At December 31, 1997, approximately 85% of the Company's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). CFCD and the IBT are parties to the National Master Freight Agreement (NMFA) which expires on March 31, 1998. On February 9, 1998, CFCD, along with three other national motor freight carriers, agreed on a tentative, new five-year NMFA with the IBT. The agreement, subject to ratification by members of the IBT, will grant among other things, a one-time, $750 signing bonus and increased wage and pension benefits for CFCD'S union employees.

Labor costs, including fringe benefits, averaged approximately 66% of the Company's 1997 revenues. The Company had approximately 21,600, 20,300 and 20,200 employees at December 31, 1997, 1996 and 1995, respectively.


Fuel

The Company's average annual fuel cost per gallon (without tax) was $.576 in 1995. During 1996, the Company experienced a significant increase in fuel prices, with the average annual fuel cost per gallon increasing to $.697. To partially offset this increase, the Company instituted a fuel surcharge program in the second half of 1996. This program continued throughout 1997, as the average annual fuel cost per gallon was $.659. As fuel prices moderated towards the latter half of 1997 and into 1998, the Company eliminated its fuel surcharge effective February 3, 1998.

Significant increases in fuel prices, to the extent not offset by increases in transportation rates, would have a material adverse effect on the profitability of the Company. Historically, the Company has responded to periods of sharply higher fuel prices by implementing fuel surcharge programs or base rate increases, or both, to recover additional costs. However, there can be no assurance that the Company will be able to successfully implement such surcharges or increases in response to increased fuel costs in the future.


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

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. In addition, the FHWA enforces comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, recordkeeping on accidents, and transportation of hazardous materials. Because of its large and increasing use of rail "piggyback" (trailer-on-flatcar) service permitted under its current collective bargaining agreements, CFCD must also comply with the hazardous materials transportation regulations of DOT's Federal Railroad Administration. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreement under jurisdiction inherited from the ICC.

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

Canadian Regulation

Although the provinces in Canada have regulatory authority over intra-provincial operations of motor carriers, they have elected to substantially eliminate intra-provincial regulation of the general freight trucking industry. Federal legislation to phase in deregulation of the extra-provincial motor carrier industry took effect January 1, 1988 and the phase in was completed in 1997. The new legislation relaxed economic regulation of extra-provincial trucking by easing market entry restrictions, and implemented safety regulations of trucking services under Federal jurisdiction. CFCD and its Canadian affiliates wrote off substantially all of the unamortized cost of their Canadian operating authorities in 1992.


General

The research and development activities of the Company are not significant.

During 1997, 1996 and 1995 there was no single customer of the Company that accounted for 10% or more of consolidated revenues.

The Company is subject to Federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company stores some of its fuel for its trucks and tractors in approximately 302 underground tanks located in 48 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial position. However, there can be no assurances that environmental matters existing with respect to the Company, or compliance by the Company with laws relating to environmental matters, will not have a material adverse effect on the Company's business, financial position or results of operations.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1998 will not be material.

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Under CERCLA, PRP's are jointly and severally liable for all site remediation and expenses. Based upon cost studies performed by independent third parties, the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial condition or results of operations.

(d)   Financial  Information About Foreign and Domestic Operations  and
        Export Sales.

Approximately   5%   of  the  Company's  revenues  are   derived   from
international business.

ITEM 2.   PROPERTIES

The following summarizes the terminals and freight service centers operated by the Company at December 31, 1997. In general, the Company believes such facilities are suitable and adequate to handle CFCD's current business needs. These facilities generally consist of a large dock with loading doors, a small office and a large yard for the movement of tractors and trailers in the normal business operations.


                         Owned     Leased    Total

                          226        131      357


The following table sets forth the location and square footage of CFCD's principal freight handling facilities:


                   Location        Square Footage

                    Mira Loma, CA      280,672
                 ** Chicago, IL        231,159
                    Carlisle, PA       151,100
                    Kansas City, MO    131,916
                 ** Columbus, OH       118,774
                 ** Memphis, TN        118,745
                    Nashville, TN      118,622
                  * Indianapolis, IN   109,460
                    Orlando, FL        101,557
                  * Minneapolis, MN     94,890
                    Charlotte, NC       89,204
                    St. Louis, MO       88,640
                 ** Akron, OH           82,494
                    Sacramento, CA      81,286
                    Atlanta, GA         77,920
                    Houston, TX         77,346
                    Dallas, TX          75,358
                  * Freemont, IN        73,760
                  * Peru, IL            73,760
                    Buffalo, NY         73,380
                    Milwaukee, WI       70,661
                    Salt Lake City, UT  68,480
                    Seattle, WA         59,720
                *** Springfield, MA     51,760
                    Portland, OR        47,824
                    Phoenix, AZ         20,237

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

ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 9 on pages 26 and 27 of the 1997 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in Items 1 and 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                               PART II


ITEM  5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED  SECURITY
               HOLDER MATTERS

The Company's common stock is listed for trading on the Nasdaq Stock Market's National Market. The Company's common stock began trading on December 3, 1996. The market price range of the common stock for the period January 1, 1997 to December 31, 1997 was $7.00 to $18.50. Currently there are no cash dividends paid on the Company's common stock. The Company presently expects that it will not pay a dividend in 1998. The Company's dividend policy thereafter will be dependent on the circumstances then in existence. There can be no assurance, however, that the Company will pay any cash dividends on its common stock in the future.

As of December 31, 1997, there were 31,650 holders of record of the common stock ($.01 par value) of the Company.


ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 30 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 16 through 18 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

Certain statements included or incorporated by reference herein, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" referred to above, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements included or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, and in addition to matters discussed elsewhere herein and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increases in domestic and international competition and pricing pressure; increases in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including shortages of drivers and increases in labor costs; changes in governmental regulation, environmental and tax matters, increases in costs associated with the conversion of financial and operational systems and applications for Year 2000 compliance and failure to convert all systems by the year 2000. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


ITEM 7A. QUANTITITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 19 through 28, inclusive, of the 1997 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included on page 29 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL  DISCLOSURE

None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 2 and 3 of the Company's 1998 Proxy Statement and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1997 and their applicable business experience are as follows:

W. Roger Curry, 59, President and Chief Executive Officer of the Company since December 2, 1996. Mr. Curry has served as President and Chief Executive Officer of CFCD since July 1994. Mr. Curry served as a Senior Vice President of the former parent from 1986 to December 2,
1996. In 1991, he was elected President of Emery Air Freight Corporation, relinquishing the position in 1994 to become President of CFCD.

Patrick H. Blake, 48, Executive Vice President - Operations of the Company since December 2, 1996. Mr. Blake has served as Executive Vice President - Operations of CFCD since July 1994. He was Vice President Eastern Region of CFCD from 1992-1994 and a Division Manager from 1985-1992.

David F. Morrison, 44, Executive Vice President and Chief Financial Officer of the Company since December 2, 1996. Mr. Morrison served as Vice President and Treasurer of the former parent from October 1991 to October 1996 when he became Executive Vice President and Chief Financial Officer of CFCD.

Stephen D. Richards, 54, Senior Vice President and General Counsel of the Company since December 2, 1996. Mr. Richards has been Vice President and General Counsel of CFCD since September 1995. He was Deputy General Counsel of the former parent for the preceding four years.

Joseph R. Schillaci, 55, Executive Vice President - Sales and Marketing of the Company since April 1997. Prior to joining the Company, Mr. Schillaci was president and chief operating officer of Petro Travel Plazas, LP, a national fueling, maintenance and retail provider to the trucking industry, since 1993.

Robert E. Wrightson, 58, Senior Vice President and Controller of the Company since December 2, 1996. Mr. Wrightson has served as Senior Vice President and Controller of CFCD since July 1994. Prior to joining CFCD, he was Vice President and Controller of the former parent, assuming that position in 1989.


ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 6 through 10, inclusive, of the Company's 1998 Proxy Statement, and those pages are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 4 and 12 of the Company's 1998 Proxy Statement and is incorporated herein by reference.

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

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended December
        31, 1997.

                              SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CONSOLIDATED FREIGHTWAYS CORPORATION

                                                  (Registrant)




March 27, 1998                     /s/W. Roger Curry
                                   W. Roger Curry
                                   President and Chief Executive Officer




March 27, 1998                     /s/David F. Morrison
                                   David F. Morrison
                                   Executive Vice President, Chief
                                    Financial Officer and Treasurer




March 27, 1998                     /s/Robert E. Wrightson
                                   Robert E. Wrightson
                                   Senior Vice President and Controller

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 1998                     /s/William D. Walsh
                                   William D. Walsh, Chairman of the Board



March 27, 1998                     /s/W. Roger Curry
                                   W. Roger Curry
                                   President, Chief Executive Officer
                                     and Director


March 27, 1998                     /s/G. Robert Evans
                                   G. Robert Evans, Director



March 27, 1998                     /s/Paul B. Guenther
                                   Paul B. Guenther, Director



March 27, 1998                     /s/John M. Lillie
                                   John M. Lillie, Director

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1997

_______________________________________________________________________


                    INDEX TO FINANCIAL INFORMATION

Consolidated Freightways Corporation and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways Corporation and Subsidiaries appearing on pages 19 through 28, inclusive, of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Statements of Consolidated Operations - Years Ended December  31,
        1997, 1996 and 1995

     Statements of Consolidated Cash Flows - Years Ended December  31,
        1997, 1996 and 1995

     Statements  of Consolidated Shareholders' Equity  -  Years  Ended
        December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements


In   addition  to  the  above,  the  following  consolidated  financial information is filed as part of this Form 10-K:

                                                             Page

     Consent of Independent Public Accountants                16

     Report of Independent Public Accountants                 16

     Schedule II - Valuation and Qualifying Accounts          17


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

                               SIGNATURE

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-16851, 333-16835 and 333-25167.

                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


Portland, Oregon
March 27, 1998


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Consolidated Freightways Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways Corporation's 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 17 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

Portland, Oregon
January 27, 1998

                                SCHEDULE II

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1997
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                            ADDITIONS
          BALANCE AT  CHARGED TO  CHARGED TO                    BALANCE AT
          BEGINNING   COSTS AND     OTHER                         END OF
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS          PERIOD

1997      $ 9,692     $ 8,374     $  -        $(10,599)(a)       $ 7,467


1996      $ 9,349     $ 6,534     $  -        $ (6,191)(a)       $ 9,692


1995      $11,049     $ 2,326     $  -        $ (4,026)(a)       $ 9,349




a)   Accounts written off net of recoveries.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
     2.1 Distribution Agreement between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated November 25, 1996. (Exhibit 2.1 to the Company's Form 8-K dated March 12, 1997.) (*)

(3)  Articles of incorporation and bylaws:
     3.1 Amended and Restated Certificate of Incorporation of Consolidated Freightways Corporation. (Exhibit 3.1 to the Company's Form 10 filed October 2, 1996) (*)
     3.2 Amended and Restated Bylaws of Consolidated Freightways Corporation. (Exhibit 3.2 to the Company's Form 10 filed October 2, 1996)(*)

(10) Material Contracts:
     10.1 Transition Services Agreement between Consolidated Freightways Corporation and CNF Service Company, Inc., dated as of December
          2, 1996. (Exhibit 10.1 to the Company's Form 8-K dated March
          12, 1997.) (*)
     10.2 Alternative Dispute Resolution Agreement Between Consolidated Freightways Corporation and Consolidated Freightways,Inc., dated as of December 2, 1996. (Exhibit 10.2 to the Company's Form 8-K
          dated March 12, 1997.) (*)
     10.3 Employee Benefit Matters Agreement between Consolidated
          Freightways Corporation and Consolidated Freightways, Inc., dated as
          of December 2,   1996. (Exhibit 10.3 to the Company's Form 8-K dated
          March 12, 1997.) (*)
     10.4 Tax Sharing Agreement between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.4 to the Company's Form 8-K dated March 12,1997.) (*)
     10.5 Reimbursement and Indemnification Agreement between Consolidated Freightways Corporation of Delaware and Consolidated Freightways, Inc., dated as of October 1, 1996. (Exhibit 10.5 to the
          Company's Form 8-K dated March 12, 1997.) (*)
     10.6 Consolidated Freightways Corporation 1996 Stock Option and Incentive Plan. (Exhibit 10.6 to the Company's Form 10 filed October 2,
          1996)(*)(#)
     10.7 Loan and Security Agreement among Consolidated Freightways Corporation of Delaware, BankAmerica Business Credit Inc. and various other financial institutions dated as of November 27, 1996. (Exhibit
          10.7 to the Company's Form 10-K for the year ended December 31, 1996.)(*)
     10.8 Consolidated Freightways Corporation 1996 Restricted Stock Award Agreements. (Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.9 Consolidated Freightways Corporation Senior Executive Incentive Plan for 1998. (#)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

  Exhibit No.

     10.10 Consolidated Freightways Corporation Deferred Compensation Plan for Executives. (Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.11 Consolidated Freightways Corporation Supplemental Executive Retirement Plan. (Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.12 Consolidated Freightways Inc. Executive Split-Dollar Life Insurance Plan. (Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.13 Participation Agreement dated as of December 22, 1995 between Consolidated Freightways Corporation of Delaware, as lessee, and ABN AMRO Bank N.V., as lessor, as amended. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March
           31, 1997.) (*)
     10.14 Participation Agreement dated as of September 30, 1994 between Consolidated Freightways Corporation of Delaware, as lessee, and BA Leasing & Capital Corporation and various other financial institutions, as lessors, as amended. (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March
           31, 1997.) (*)
     10.15 Reimbursement and Security Agreement dated July 3, 1997 between Consolidated Freightways Corporation and CNF Transportation Inc. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
            June 30, 1997.) (*)
     10.16 Third Amendment to Participation Agreement and Master Lease intended as Security dated December 12, 1997 between Consolidated Freightways Corporation of Delaware and ABN AMRO Bank N.V.
     10.17 Amendment No. 3 to Loan and Security Agreement dated November
           1, 1997 between Consolidated Freightways Corporation of Delaware and BankAmerica Business Credit, Inc.

(13)      Annual Report to Security Holders:

       Consolidated Freightways Corporation 1997 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as the "Letter to Shareholders" are not required and therefore not "filed" as part of this Form 10-K.)

(21)      Significant Subsidiaries of the Company

(27)      Financial Data Schedule


(*) Previously filed with the Securities and Exchange Commission and incorporated  by reference.
(#) Designates a contract or compensation plan for Management or Directors.