Form 10-Q
period 1998-03-31
CONSOLIDATED FREIGHTWAYS CORP
filed 1998-05-13
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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




          Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1998: 23,048,754

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended March 31, 1998

_____________________________________________________________________

_____________________________________________________________________


                                INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 1998 and December 31, 1997                3

          Statements of Consolidated Income -
            Three Months Ended March 31, 1998 and 1997          5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 1998 and 1997          6

          Notes to Consolidated Financial Statements            7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                    13

  Item 6. Exhibits and Reports on Form 8-K                     13


SIGNATURES                                                     14

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                    March  31,    December 31,
                                                      1998           1997

                                                       (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  134,302     $  107,721
   Trade accounts receivable, net of allowances        309,673        310,601
   Other receivables                                     4,591         10,300
   Operating supplies, at lower of average
     cost or market                                      8,543          8,741
   Prepaid expenses                                     47,856         39,696
   Deferred income taxes                                15,715         16,554
      Total Current Assets                             520,680        493,613

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 78,503         78,227
   Buildings and improvements                          343,438        342,413
   Revenue equipment                                   560,070        559,610
   Other equipment and leasehold improvements          117,774        116,390
                                                     1,099,785      1,096,640
   Accumulated depreciation and amortization          (725,384)      (713,653)
                                                       374,401        382,987
OTHER ASSETS
   Deposits and other assets                            11,308          9,468
   Deferred income taxes                                14,227         11,728
                                                        25,535         21,196

TOTAL ASSETS                                        $  920,616     $  897,796



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                     March 31,    December 31,
                                                       1998          1997

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  78,104      $  83,127
   Accrued liabilities                                225,610        212,644
   Accrued claims costs                                79,213         82,023
   Federal and other income taxes                      14,749          7,706
      Total Current Liabilities                       397,676        385,500

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                               113,840        112,173
   Employee benefits                                  115,646        115,220
   Other liabilities and deferred credits              27,878         26,356
      Total Liabilities                               670,140        654,349

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,062,631
     and 23,038,437 shares, respectively                  231            230
   Additional paid-in capital                          71,484         71,461
   Accumulated other comprehensive income              (6,584)        (6,572)
   Retained earnings                                  185,590        178,573
   Treasury stock (18,151 shares)                        (245)          (245)
       Total Shareholders' Equity                     250,476        243,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 920,616      $ 897,796


     The accompanying notes are an integral part of these statements.

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                          AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED INCOME
           (Dollars in thousands except per share amounts)


                                            Three Months Ended
                                                 March 31,
                                            1998          1997


REVENUES                                 $ 545,648      $ 545,633

COSTS AND EXPENSES
    Salaries, wages and benefits           353,571        357,997
    Operating expenses                      88,320         90,742
    Purchased transportation                45,936         43,337
    Operating taxes and licenses            17,103         18,041
    Claims and insurance                    13,284         13,799
    Depreciation                            12,634         13,180
                                           530,848        537,096

OPERATING INCOME                            14,800          8,537

OTHER INCOME (EXPENSE)
   Investment income                           952            194
   Interest expense                           (995)          (299)
   Miscellaneous, net                         (438)          (433)
                                              (481)          (538)

Income before income taxes                  14,319          7,999
Income taxes                                 7,302          4,745

NET INCOME                             $     7,017    $     3,254

Basic average shares outstanding        23,029,695     22,025,323
Diluted average shares outstanding      24,118,668     22,128,619

Basic Earnings per Share:              $      0.30    $      0.15

Diluted Earnings per Share:            $      0.29    $      0.15

The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                       Three Months Ended
                                                            March 31,
                                                       1998         1997
                                                   (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $ 107,721     $ 48,679

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              7,017        3,254
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                          13,079       13,628
Increase (decrease) in deferred income taxes           (1,660)       1,483
Gains from property disposals, net                         (6)        (298)
Changes in assets and liabilities:
  Receivables                                           6,637      (23,625)
  Prepaid expenses                                     (8,160)     (10,560)
  Accounts payable                                     (5,023)      (8,728)
  Accrued liabilities                                  12,966       28,714
  Accrued claims costs                                 (1,143)      (5,754)
  Income taxes                                          7,043        1,878
  Employee benefits                                       426        1,210
  Other                                                  (797)      (1,125)
  Net Cash Provided by Operating Activities            30,379           77

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (3,960)      (8,058)
   Proceeds from sales of property                        162          507
   Net Cash Used by Investing Activities               (3,798)      (7,551)

Increase (Decrease) in Cash and Cash Equivalents       26,581       (7,474)

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 134,302    $  41,205

       The accompanying notes are an integral part of these statements.

                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

        The    accompanying    consolidated   financial    statements    of
Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

      There were no significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.


2. Stock Compensation

       The Company previously granted 3,203,477 shares of restricted stock to its regular, full-time employees under its Stock Option and Incentive Plan. On December 16, 1997, 1,059,355 of these shares vested and were issued to employees. As of March 31, 1998, there were 2,144,122 granted but unissued shares remaining which had an aggregate market value of $36.5 million. The shares vest in two installments as early as December 16, 1998 and 1999, but are contingent upon the Company's stock price achieving pre-determined increases over the price at the time of grant in December 1996. If performance conditions are met, approximately 1,072,000 shares of common stock will be issued in December 1998 and compensation expense  will  be  recognized  based  on  the  then  market  price  of  the stock. Based on the market price of the stock on March 31, 1998, the Company would recognize a $10.9 million non-cash charge, net of related tax benefits.

3. Earnings per Share

       The following chart reconciles basic to diluted earnings per share for the quarters ended March 31, 1998 and 1997:

                                         Weighted
                                          Average      Earnings
    Quarter Ended      Net Income         Shares       Per Share

     March 31, 1998
      Basic              $7,017        23,029,695        $0.30
      Dilutive effect
         of restricted
         stock               --         1,088,973        (0.01)
      Diluted            $7,017        24,118,668        $0.29

     March 31, 1997
      Basic              $3,254        22,025,323        $0.15
      Dilutive effect
         of restricted
         stock               --           103,296           --
      Diluted            $3,254        22,128,619        $0.15


4. Comprehensive Income

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Comprehensive Income" in the quarter ended March 31, 1998. Comprehensive income for the quarters ended March 31, 1998 and 1997 is as follows:

                                Quarter Ended       Quarter Ended
                               March 31, 1998      March 31, 1997

Net Income                         $7,017              $3,254
Other Comprehensive Income:
  Foreign currency translation
  adjustments, net of taxes            (7)                (13)
Comprehensive Income               $7,010              $3,241


5.   Accounting for Software Costs

       The Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in the quarter ended March 31, 1998. SOP 98-1 standardizes which costs related to computer software developed or obtained for internal use are to be capitalized and those that are to be expensed as incurred. Adoption of this statement did not have a material effect on the results of operations for the quarter ended March 31, 1998.

6. Contingencies

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

        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      The Company earned net income of $7.0 million or $0.30 per basic share in the quarter ended March 31, 1998. This was a 115.6% improvement over net income of $3.3 million or $0.15 per basic share earned in the same period last year. This significant improvement was due primarily to higher revenue yields, despite elimination of a fuel surcharge in early February 1998. Revenue per hundred weight
increased  6.5%  as  the  Company  benefited  from  a  5.5%  January   rate
increase and improved freight mix. Less-than-truckload tonnage decreased 4.2% and total tonnage decreased 6.2%, due to shippers diverting freight pending renewal of the Teamsters' contract, which
was   subsequently   ratified  on  April  8,  1998,  and   the   Company's
program to improve freight mix.

       Salaries, wages and benefits decreased 1.2% reflecting lower business volumes, increased use of rail services as discussed below, continued cost savings from workers' compensation claims containment programs and increased efficiencies in cross-dock freight handling. These cost savings were partially offset by higher contractual wage and benefit rates compared with the same period last year. Operating expenses decreased 2.7% also due to lower business volumes and increased use of rail services. Additionally, the Company benefited from lower fuel prices as the average fuel cost per gallon decreased 26.9% from the same period last year. Purchased transportation increased  6.0%  as  the Company continued to increase  its  use  of  lower cost rail service in strategic lanes. Rail miles as a percentage of total inter-city miles were 26.8% for the quarter ended March 31,
1998   compared   with   25.9%  in  the  same  period   last   year.    The
combination of lower business volumes and increased use of rail services also resulted in a 5.2% decrease in operating taxes and licenses. Additionally, the lower business volumes resulted in a 3.7% decrease in claims and insurance expense. Depreciation decreased 4.1% due to more fully depreciated equipment in the quarter ended March 31, 1998.

       The combination of enhanced yields and lower operating costs resulted in operating income of $14.8 million, a $6.3 million or 73.4% increase over the same period last year. The operating ratio improved to 97.3% from 98.4%.

      Other expense, net decreased 10.6% due to increased investment income on the Company's short-term investments.

      The Company's effective income tax rates of 51.0% and 59.3% for the quarters ended March 31, 1998 and 1997, respectively, differ from the statutory Federal rate due to foreign taxes and non-deductible items.

       Management is currently in the process of replacing or converting the Company's financial and operational systems and applications for Year 2000 compliance. Based upon a current assessment of systems and applications requiring modification, management expects to spend approximately $25 to $30 million. Of this amount, approximately $11 million relates to the purchase and implementation of new hardware and software, which will be capitalized and amortized over their estimated useful lives. Management expects to have all of its financial and operational systems replaced or converted by mid 1999. However, to the extent systems are not converted by the year 2000, there could be a material adverse effect on the Company's operations.

      On April 8, 1998, the International Brotherhood of Teamsters ratified a new, five year National Master Freight Agreement with Consolidated Freightways Corporation of Delaware (CFCD), a wholly-owned subsidiary of the Company, and three other national motor freight carriers. The agreement provides for, among other things,
increased  wage  and  pension  benefits  for  CFCD's  union  employees.   A
provision of the agreement grants a one-time, $750 signing bonus in lieu of a wage increase in the first year of the contract. The Company expects to pay $13.3 million in signing bonuses in June 1998.
With the new five year contract ratified and a current stable pricing environment, management is focusing on improving yield management and cost containment programs. Prior to ratification of the agreement,
many   shippers   diverted   freight  to  non-union   carriers   to   avoid
repercussions   of   a   possible  strike.    Since   ratification,   those
shippers have begun returning freight, although at a slower rate than anticipated by management. Management is actively working to recapture only that freight which enhances the Company's profitability.

      As discussed in Footnote 2, the Company has a restricted stock program. If performance conditions are met, approximately 1,072,000 shares of common stock will be issued in December 1998, and compensation recognized based on the then market price of the stock. Based on the market price of the stock at March 31, 1998, the Company would recognize a $10.9 million non-cash charge, net of related tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, the Company had $134.3 million in cash and cash equivalents. Net cash flow from operations for the quarter ended March 31, 1998 was $30.4 million due primarily to net income
and   depreciation  and  amortization.    Management  expects   cash   flow
from operations for 1998 will be sufficient for working capital and capital expenditure requirements. Capital expenditures for the quarter ended March 31, 1998 were $4.0 million compared with $8.1 million in the same period last year. Management expects capital expenditures to be approximately $66 million for the remainder of
1998,   primarily  for  replacement  of  the  Company's  aging   fleet   of
truck, tractors and trailers. Management expects to fund these expenditures with cash from operations supplemented by financing arrangements, if necessary.

      The Company has a $225.0 million secured credit facility with several banks to provide for working capital and letter of credit
needs.    Working   capital  borrowings  are  limited  to  $100.0   million
while letters of credit are limited to $150.0 million. Borrowings under the agreement, which expires in 2000, bear interest based upon either prime or LIBOR, plus a margin dependent on the Company's financial performance. Borrowings and letters of credit are secured by substantially all of the assets (excluding real property and certain rolling stock) of CFCD, all of the outstanding stock of CFCD and 65% of the outstanding capital stock of Canadian Freightways
Limited, a wholly owned subsidiary of CFCD. As of March 31, 1998, the Company had no short-term borrowings and $93.1 million of letters of credit outstanding under this facility. The continued availability of funds under this credit facility will require that the Company remain in compliance with certain financial covenants. The most restrictive covenants require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, minimum amounts of tangible net worth and fixed charge coverage, and limit capital expenditures. The Company is in compliance as of March 31, 1998 and expects to be in compliance with these covenants for the remainder of the year.


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


OTHER

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

      Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements included or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, and in addition to  matters  discussed  elsewhere  herein  and  in  documents  incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increases in domestic and international competition and pricing pressure; increases in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including shortages of drivers and increases in labor costs; changes in governmental regulation; environmental and tax matters; increases in costs associated with the conversion of financial and operational systems and applications for Year 2000 compliance and failure to convert all systems by the year 2000. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


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

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          (27)   Financial Data Schedule

        (b) Reports on Form 8-K

                  No reports on Form 8-K were filed in the quarter
                   ended March 31, 1998.

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


                                Consolidated Freightways Corporation
                                          (Registrant)


May 13, 1998                              /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President and
                                          Chief Financial Officer


May 13, 1998                              /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                          Controller