Form 10-Q
period 1998-06-30
CONSOLIDATED FREIGHTWAYS CORP
filed 1998-08-12
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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
                   Telephone Number (650) 326-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No     .




          Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1998: 23,048,754

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended June 30, 1998

_____________________________________________________________________

_____________________________________________________________________


                                INDEX



PART I.  FINANCIAL INFORMATION                              Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 1998 and December 31, 1997                3

          Statements of Consolidated Income -
            Three and Six Months Ended June 30, 1998
               and 1997                                        5

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1998 and 1997            6

          Notes to Consolidated Financial Statements           7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                   14

  Item 4. Submission of Matters to Vote of Security Holders   14

  Item 5. Stockholder Proposals                               14

  Item 6. Exhibits and Reports on Form 8-K                    15


SIGNATURES                                                    16

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                     June  30,    December 31,
                                                       1998          1997
 .
                                                      (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  149,990     $  107,721
   Trade accounts receivable, net of allowances        305,493        310,601
   Other receivables                                     6,362         10,300
   Operating supplies, at lower of average
     cost or market                                      9,193          8,741
   Prepaid expenses                                     53,056         39,696
   Deferred income taxes                                12,064         16,554
      Total Current Assets                             536,158        493,613

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 78,361         78,227
   Buildings and improvements                          343,613        342,413
   Revenue equipment                                   558,125        559,610
   Other equipment and leasehold improvements          118,916        116,390
                                                     1,099,015      1,096,640
   Accumulated depreciation and amortization          (734,750)      (713,653)
                                                       364,265        382,987
OTHER ASSETS
   Deposits and other assets                            13,636          9,468
   Deferred income taxes                                16,774         11,728
                                                        30,410         21,196

TOTAL ASSETS                                        $  930,833     $  897,796



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                       June 30,    December 31,
                                                        1998          1997

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  77,117      $  83,127
   Accrued liabilities                                234,520        212,644
   Accrued claims costs                                76,409         82,023
   Federal and other income taxes                      12,027          7,706
      Total Current Liabilities                       400,073        385,500

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                               110,973        112,173
   Employee benefits                                  116,418        115,220
   Other liabilities and deferred credits              32,597         26,356
      Total Liabilities                               675,161        654,349

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,066,905
     and 23,038,437 shares, respectively                  231            230
   Additional paid-in capital                          71,485         71,461
   Accumulated other comprehensive income              (8,862)        (6,572)
   Retained earnings                                  193,063        178,573
   Treasury stock (18,151 shares)                        (245)          (245)
       Total Shareholders' Equity                     255,672        243,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 930,833      $ 897,796



     The accompanying notes are an integral part of these statements.





                                                    CONSOLIDATED FREIGHTWAYS CORPORATION

                                                      STATEMENTS OF CONSOLIDATED INCOME
                                               (Dollars in thousands except per share amounts)


                                     For the Three Months Ended         For the Six Months Ended
                                             June 30,                            June 30,
                                         1998         1997                 1998            1997

REVENUES                             $  551,841  $  578,623             $1,097,489      $1,124,256

COSTS AND EXPENSES
    Salaries, wages and benefits        357,115     378,483                710,686         736,480
    Operating expenses                   88,225      88,243                176,545         178,985
    Purchased transportation             48,485      45,591                 94,421          88,928
    Operating taxes and licenses         17,215      18,557                 34,318          36,598
    Claims and insurance                 12,857      17,561                 26,141          31,360
    Depreciation                         12,438      13,512                 25,072          26,692
                                        536,335     561,947              1,067,183       1,099,043
OPERATING INCOME                         15,506      16,676                 30,306          25,213

OTHER INCOME (EXPENSE)
   Investment income                      1,463         237                  2,415             431
   Interest expense                        (972)       (871)                (1,967)         (1,170)
   Miscellaneous, net                      (440)       (711)                  (878)         (1,144)
                                             51      (1,345)                  (430)         (1,883)

Income before income taxes               15,557      15,331                 29,876          23,330
Income taxes                              8,084       8,413                 15,386          13,158

NET INCOME                           $    7,473  $    6,918             $   14,490      $   10,172

Basic average shares outstanding     23,048,519  22,025,323             23,039,159      22,025,323
Diluted average shares outstanding   24,325,142  22,052,864             24,221,957      22,090,741

Basic Earnings per Share:            $     0.32  $     0.31             $     0.63      $     0.46

Diluted Earnings per Share:          $     0.31  $     0.31             $     0.60      $     0.46

          The accompanying notes are an integral part of these statements.


                                                               Page 5









                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Six Months Ended
                                                             June 30,
                                                        1998         1997
                                                      (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $ 107,721     $  48,679

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             14,490        10,172
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                          25,961        27,574
Increase (decrease) in deferred income taxes             (556)        1,969
Gains from property disposals, net                        (10)         (804)
Changes in assets and liabilities:
  Receivables                                           9,046       (37,410)
  Prepaid expense                                     (13,360)       (6,444)
  Accounts payable                                     (6,010)      (10,206)
  Accrued liabilities                                  21,876        31,488
  Accrued claims costs                                 (6,814)       (5,117)
  Income taxes                                          4,321         8,726
  Employee benefits                                     1,198         1,877
  Other                                                (1,039)          324
  Net Cash Provided by Operating Activities            49,103        22,149

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (7,191)      (12,653)
   Proceeds from sales of property                        357         1,626
   Net Cash Used by Investing Activities               (6,834)      (11,027)

Increase in Cash and Cash Equivalents                  42,269        11,122

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 149,990     $  59,801



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


2. Credit Facility

      On July 2, 1998 the Company amended its secured credit facility, reducing the total facility from $225.0 million to $150.0 million.
Working   capital   borrowings  are  limited  to   $150.0   million   while
letters   of   credit  are  limited  to  $100.0  million.   The   amendment
reduced the interest rate on borrowings and released all revenue equipment previously encumbered under the original agreement. Borrowings and letters of credit are secured primarily by eligible accounts receivable. The amendment further provides for reduced letter of credit and unused line fees, and less restrictive financial covenants. As of June 30, 1998, the Company had no short-term borrowings and $98.1 million of letters of credit outstanding under this facility. The continued availability of funds under this credit facility will require that the Company remain in compliance with certain financial covenants. The Company is in compliance as of June 30, 1998 and expects to be in compliance with these covenants for the remainder of the year.

3.  Earnings per Share

       The following charts reconcile basic to diluted earnings per share for the three and six months ended June 30, 1998 and 1997:

(Dollars in thousands except per share amounts)

                                         Weighted
         Three                           Average        Earnings
     Months  Ended    Net Income          Shares        Per Share

     June 30, 1998
      Basic              $7,473         23,048,519          $0.32
      Dilutive effect
         of restricted
         stock               --          1,276,623          (0.01)
      Diluted            $7,473         24,325,142          $0.31

     June 30, 1997
      Basic              $6,918         22,025,323          $0.31
      Dilutive effect
         of restricted
         stock               --             27,541             --
      Diluted            $6,918         22,052,864          $0.31


                                         Weighted
         Six                             Average        Earnings
     Months Ended      Net Income         Shares        Per Share

     June 30, 1998
      Basic              $14,490        23,039,159          $0.63
      Dilutive effect
         of restricted
         stock                --         1,182,798          (0.03)
      Diluted            $14,490        24,221,957          $0.60

     June 30, 1997
      Basic              $10,172        22,025,323          $0.46
      Dilutive effect
         of restricted
         stock                --            65,418             --
      Diluted            $10,172        22,090,741          $0.46

4. Comprehensive Income

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Comprehensive Income" in the quarter ended March 31, 1998. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                               (Dollars in thousands)

                                        Three                 Six
                                     Months Ended         Months Ended
                                        June 30,            June 30,
                                     1998     1997       1998     1997


Net Income                         $7,473   $6,918     $14,490  $10,172
Other Comprehensive Income:
  Foreign currency translation
  adjustments, net of taxes        (1,367)     (83)     (1,374)     (96)
Comprehensive Income               $6,106   $6,835     $13,116  $10,076


5. Software Costs

      The Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in the quarter ended March 31, 1998. SOP 98-1 standardizes which costs related to computer software developed or obtained for internal use are to be capitalized and those that are to be expensed as incurred. The Company capitalized approximately $1.7 million of internal use software costs in the six months ended June 30, 1998.


6. Stock Compensation

       As of June 30, 1998, there were 2,144,122 granted but unissued shares remaining under the Company's Stock Option and Incentive Plan.
The  shares  had  an  aggregate market value of $29.9  million.   The
shares vest in two installments as early as December 16, 1998 and 1999, but are contingent upon the Company's stock price achieving pre-determined increases over the price at the time of grant in December 1996. If performance conditions are met, approximately 1,072,000 shares of common stock will be issued to employees in December 1998 and compensation expense will be recognized based on the then market price of the stock. Based on the market price of the stock on June 30, 1998, the Company would recognize a $9.0 million non-cash charge, net of related tax benefits

7. Recent Accounting Pronouncements

      The American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting the Costs of Start Up Activities." This statement requires that the costs of start-up activities and organization costs be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect that adoption of this standard will have a material effect on the Company's financial position or results of operations.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires that an organization recognize all derivatives as either assets or liabilities on the balance sheet at fair value and establishes the timing of recognition of the gain/loss based upon the derivatives' intended use. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not expect that adoption of this standard will have a material effect on the Company's financial position or results of operations.


8. Contingencies

     The  Company  and  its  subsidiaries are defendants  in  various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      Revenues for the three and six months ended June 30, 1998 decreased 4.6% and 2.4%, respectively, from the prior year as the Company experienced lower year-over-year tonnage levels. Yield management programs, diversion of freight due to recent labor negotiations and softening industrial production contributed to the lower tonnage levels. Year-over-year total and higher rated less-than-truckload tonnage decreased 9.9% and 7.6%, respectively, for the three months ended June 30, 1998 and 8.1% and 5.9%, respectively, for the six months ended June 30, 1998. The Company continued to benefit from improved revenue yields. Net revenue per hundred weight in the three and six month periods increased 5.8% and 6.2%, respectively, over the prior year as a result of the 5.5% January rate increase and improved freight mix.

      Salaries, wages and benefits decreased 5.6% and 3.5% for the three and six month periods due to lower business volumes, continued cost savings from workers' compensation claims containment programs and increased efficiencies in cross-dock freight handling. Operating expenses remained flat as lower fuel prices and decreased fuel usage,
due  to  lower   business  volumes  and  increased use  of  purchased
transportation,  were  offset  primarily  by  increased  repair   and
maintenance on the Company's aging fleet and expenses from the Company's
Year   2000  project,  which  totaled   $2.7   million   year-to-date.
Purchased transportation increased 6.3% and 6.2% in the three and six month periods, respectively, as the Company continued to maximize use of lower cost rail services. Rail miles as a percentage of total inter-city miles increased from 26.4% to 27.0% in the three month
period  and  from  26.0%  to  26.9%  in  the six month  period.   The
combination of lower business volumes and increased use of rail services also resulted in a 7.2% and 6.2% decrease in operating taxes and licenses in the three and six month periods, respectively. Claims and insurance decreased 26.8% and 16.6%, respectively, due to lower business volumes and improved claims experience over last year. Depreciation continues to decline year-over-year as more the of Company's fleet becomes fully depreciated.

      The above factors resulted in operating income of $15.5 million in the three months ended June 30, 1998, a $1.2 million decrease from prior year. The operating ratio remained essentially flat at 97.2% versus 97.1% in the prior year. Operating income for the six months ended June 30, 1998 increased $5.1 million to $30.3 million with the operating ratio improving to 97.2% from 97.8%.

     Other expense, net for the six month period decreased 77.2% from the prior year due to increased investment income on the Company's short-term investments.

      The Company's effective income tax rates differ from the statutory Federal rate due to foreign taxes and non-deductible items.

       As noted above, tonnage levels were adversely affected throughout the second quarter due to recent labor negotiations, despite ratification of the National Master Freight Agreement in April. Management is actively working to recapture only that freight which enhances the Company's profitability. Management will also continue to focus on yield enhancement and keeping expense levels in line with business volumes. As discussed in Footnote 6, the Company has a restricted stock program. If performance conditions are met in December 1998, approximately 1,072,000 shares of common stock will be issued to employees, and compensation recognized based on the then market price of the stock. Based on the market price of the stock at June 30, 1998, the Company would recognize a $9.0 million non-cash charge, net of related tax benefits.

      Management is in the process of replacing or converting the Company's financial and operational systems and applications for Year 2000 compliance. Based upon a current assessment of systems and applications requiring modification, management expects to spend approximately $25 to $30 million through mid-1999. Of this amount, approximately $11 million relates to the purchase and implementation of new hardware and software, which will be capitalized and amortized over their estimated useful lives. Management expects to have all of its financial and operational systems replaced or converted by mid 1999. However, to the extent systems are not converted by the year 2000, there could be a material adverse effect on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had $150.0 million in cash and cash equivalents. Net cash flow from operations for the six months ended June 30, 1998 was $49.1 million due primarily to net income and depreciation and amortization. Management expects cash flow from operations for 1998 will be sufficient for working capital and capital expenditure requirements. Capital expenditures for the six months ended June 30, 1998 were $7.2 million compared with $12.7 million in the same period last year. Management expects capital expenditures to be approximately $64 million for the remainder of
1998, primarily for replacement of the Company's aging fleet of tractors and trailers. Approximately 540 new tractors and 485 trailers will come on line during the remainder of the year. Management expects to fund these expenditures with cash from
operations   supplemented  by  financing  arrangements,   if   deemed
appropriate.

      As discussed in Footnote 2, the Company amended its secured credit facility, reducing, among other things, the amount available for working capital and letter of credit needs from $225.0 million to $150.0 million. This decrease reflects the Company's improved liquidity since its spin-off in December 1996. As of June 30, 1998, the Company had no short-term borrowings and $98.1 million of letters of credit outstanding.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

  At the Annual Shareholders Meeting held May 11, 1998, the following matters were presented with the indicated voting results:

   For the purpose of electing members of the Board of Directors, the votes representing shares of Common stock were cast as follows:


                 Nominee                For             Withheld
            Paul B. Guenther        21,060,921           49,081
            William D. Walsh        21,057,888           52,114


The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: W. Roger Curry, G. Robert Evans, Robert W. Hatch, John M. Lillie, James B. Malloy and Raymond F. O'Brien.


ITEM 5.  Stockholder Proposals

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 10, 1999 and March 12, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

       (10.1) Amendment No. 4, dated July 2, 1998, to the Loan and Security Agreement among Consolidated Freightways Corporation of Delaware,BankAmerica Business Credit Inc. and various other financial institutions.

         (27)   Financial Data Schedule

      (b) Reports on Form 8-K

                No reports on Form 8-K were filed in the quarter ended
                  June 30, 1998.

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


                                Consolidated Freightways Corporation
                                          (Registrant)


August 12, 1998                           /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President and
                                          Chief Financial Officer


August 12, 1998                           /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                          Controller