Form 10-Q
period 1998-09-30
CONSOLIDATED FREIGHTWAYS CORP
filed 1998-11-12
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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




          Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1998: 21,600,580


                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                   Quarter Ended September 30, 1998

_____________________________________________________________________
_____________________________________________________________________

                                INDEX



PART I.  FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997                 3

          Statements of Consolidated Income -
            Three and Nine Months Ended September 30, 1998
               and 1997                                              5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1998 and 1997            6

          Notes to Consolidated Financial Statements                 7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations           11


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                         15

  Item 5. Stockholder Proposals                                     15

  Item 6. Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                          16



                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                 September  30,   December 31,
                                                    1998             1997

                                                    (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  123,731     $  107,721
   Trade accounts receivable, net of allowances        327,583        310,601
   Other receivables                                     8,445         10,300
   Operating supplies, at lower of average
     cost or market                                      8,543          8,741
   Prepaid expenses                                     44,092         39,696
   Deferred income taxes                                13,408         16,554
      Total Current Assets                             525,802        493,613

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 78,485         78,227
   Buildings and improvements                          343,871        342,413
   Revenue equipment                                   559,153        559,610
   Other equipment and leasehold improvements          120,546        116,390
                                                     1,102,055      1,096,640
   Accumulated depreciation and amortization          (742,319)      (713,653)
                                                       359,736        382,987
OTHER ASSETS
   Deposits and other assets                            18,571          9,468
   Deferred income taxes                                16,609         11,728
                                                        35,180         21,196

TOTAL ASSETS                                        $  920,718     $  897,796



     The accompanying notes are an integral part of these statements.



                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                  September 30,   December 31,
                                                     1998            1997

                                                     (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  74,505      $ 83,127
   Accrued liabilities                                226,037       212,644
   Accrued claims costs                                75,581        82,023
   Federal and other income taxes                      19,995         7,706
      Total Current Liabilities                       396,118       385,500

LONG-TERM LIABILITIES
   Long-term debt                                      15,100        15,100
   Accrued claims costs                               107,711       112,173
   Employee benefits                                  116,901       115,220
   Other liabilities and deferred credits              34,251        26,356
      Total Liabilities                               670,081       654,349

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --           --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,066,905
     and 23,038,437 shares, respectively                  231          230
   Additional paid-in capital                          71,485       71,461
   Accumulated other comprehensive income             (10,573)      (6,572)
   Retained earnings                                  202,294      178,573
   Treasury stock (1,466,325 and 18,151 shares,
     respectively)                                    (12,800)        (245)
       Total Shareholders' Equity                     250,637      243,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 920,718    $ 897,796



     The accompanying notes are an integral part of these statements.





                                         CONSOLIDATED FREIGHTWAYS CORPORATION


                                           STATEMENTS OF CONSOLIDATED INCOME
                                    (Dollars in thousands except per share amounts)


                                      For the Three Months Ended      For the Nine Months Ended
                                              September 30,                 September 30,
                                          1998           1997           1998           1997

REVENUES                               $   571,231    $   603,253    $ 1,668,720    $ 1,727,509

COSTS AND EXPENSES
    Salaries, wages and benefits           369,116        389,874      1,079,802      1,126,354
    Operating expenses                      88,185         90,546        264,730        269,531
    Purchased transportation                54,840         50,903        149,261        139,831
    Operating taxes and licenses            16,450         18,462         50,768         55,060
    Claims and insurance                    13,175         15,623         39,316         46,983
    Depreciation                            12,068         13,505         37,140         40,197
                                           553,834        578,913      1,621,017      1,677,956
OPERATING INCOME                            17,397         24,340         47,703         49,553

OTHER INCOME (EXPENSE)
   Investment income                         1,428            597          3,843          1,028
   Interest expense                           (980)          (993)        (2,947)        (2,163)
   Miscellaneous, net                         (279)          (561)        (1,157)        (1,705)
                                               169           (957)          (261)        (2,840)

Income before income taxes                  17,566         23,383         47,442         46,713
Income taxes                                 8,335         11,600         23,721         24,758

NET INCOME                             $     9,231    $    11,783    $    23,721    $    21,955

Basic average shares outstanding        22,710,557     22,025,323     22,928,421     22,025,323
Diluted average shares outstanding      22,710,557     23,279,205     23,716,953     22,486,896

Basic Earnings per Share:              $      0.41    $      0.53    $      1.03    $      1.00

Diluted Earnings per Share:            $      0.41    $      0.51    $      1.00    $      0.98

                        The accompanying notes are an integral part of these statements.


                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Nine Months Ended
                                                          September 30,
                                                        1998         1997
                                                     (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $ 107,721      $ 48,679

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             23,721        21,955
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                          38,470        41,507
Increase (decrease) in deferred income taxes           (1,735)        3,464
(Gains) losses from property disposals, net                 6          (850)
Changes in assets and liabilities:
  Receivables                                         (15,127)      (61,039)
  Prepaid expense                                      (4,396)       (4,426)
  Accounts payable                                     (8,622)       (7,069)
  Accrued liabilities                                  13,393        42,406
  Accrued claims costs                                (10,904)       (9,283)
  Income taxes                                         12,289        17,204
  Employee benefits                                     1,681         2,620
  Other                                                (5,175)        2,216
  Net Cash Provided by Operating Activities            43,601        48,705

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (16,433)      (19,266)
   Proceeds from sales of property                      1,397         2,858
   Net Cash Used by Investing Activities              (15,036)      (16,408)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                          (12,555)           --
  Net Cash Used by Financing Activities               (12,555)           --

Increase in Cash and Cash Equivalents                  16,010        32,297

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 123,731     $  80,976



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


2. Credit Facility

      On July 2, 1998 the Company amended its secured credit facility, reducing the total facility from $225.0 million to $150.0 million.
Working   capital   borrowings  are  limited  to   $100.0   million   while
letters   of   credit  are  limited  to  $150.0  million.   The   amendment
reduced the interest rate on borrowings and released all revenue equipment previously encumbered under the original agreement. Borrowings and letters of credit are secured primarily by eligible accounts receivable. The amendment further provides for reduced letter of credit and unused line fees, and less restrictive financial covenants. As of September 30, 1998, the Company had no short-term borrowings and $88.1 million of letters of credit outstanding under this facility. The continued availability of funds under this credit facility will require that the Company remain in compliance with certain financial covenants. The Company is in compliance as of September 30, 1998 and expects to be in compliance with these covenants for the remainder of the year.


3.  Earnings per Share

       The following charts reconcile basic to diluted earnings per share for the three and nine months ended September 30, 1998 and 1997:

(Dollars in thousands except per share amounts)

                                         Weighted
           Three                          Average          Earnings
        Months Ended    Net Income         Shares          Per Share

     September 30, 1998
      Basic              $ 9,231        22,710,557          $0.41
      Dilutive effect
         of restricted
         stock                --                --             --
      Diluted            $ 9,231        22,710,557          $0.41

     September 30, 1997
      Basic              $11,783        22,025,323          $0.53
      Dilutive effect
         of restricted
         stock                --         1,253,882          (0.02)
      Diluted            $11,783        23,279,205          $0.51


                                         Weighted
           Nine                          Average        Earnings
        Months Ended   Net Income        Shares         Per Share

     September 30, 1998
      Basic              $23,721        22,928,421          $1.03
      Dilutive effect
         of restricted
         stock                --           788,532          (0.03)
      Diluted            $23,721        23,716,953          $1.00

     September 30, 1997
      Basic              $21,955        22,025,323          $1.00
      Dilutive effect
         of restricted
         stock                --           461,573          (0.02)
      Diluted            $21,955        22,486,896          $0.98



4. Comprehensive Income

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Comprehensive Income" in the quarter ended March 31, 1998. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                          (Dollars in thousands)

                                       Three                Nine
                                   Months Ended          Months Ended
                                   September 30,         September 30,
                                   1998     1997         1998     1997


Net Income                         $9,231   $11,783    $23,721  $ 21,955
Other Comprehensive Income (Loss):
  Foreign currency translation
  adjustments                      (1,711)       18     (4,001)     (142)
Comprehensive Income               $7,520   $11,801    $19,720   $21,813


5. Software Costs

      The Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in the quarter ended March 31, 1998. SOP 98-1 standardizes which costs related to computer software developed or obtained for internal use are to be capitalized and those that are to be expensed as incurred. Prior to adoption of this statement, the Company capitalized only the costs of purchased software while costs of internally developed software were expensed. The Company capitalized $5.2 million and $10.0 million of purchased and internally developed software costs in the three and nine months ended September 30, 1998, respectively. These costs are included in Other Assets on the Consolidated Balance Sheet.


6. Stock Compensation

       As of September 30, 1998, there were 2,144,122 granted but unissued shares remaining under the Company's Stock Option and Incentive Plan. The shares vest in two installments as early as December 16, 1998 and 1999, but are contingent upon the Company's stock price achieving pre-determined increases over the price at the time of grant in December 1996. If performance conditions are met, approximately 1,072,000 shares of common stock will be issued to employees in December 1998 and compensation expense will be recognized based on the then market price of the stock. At September 30, 1998, the stock price was below the pre-determined level required for vesting.

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




        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      Revenues for the three and nine months ended September 30, 1998 decreased 5.3% and 3.4%, respectively, from the prior year on lower year-over-year tonnage levels. Total and higher rated less-than-truckload tonnage decreased 9.3% and 7.5%, respectively, for the three month period and 8.5% and 6.5%, respectively, for the nine month period. Yield management programs, diversion of freight due to recent labor negotiations and softening industrial production that began in the second quarter contributed to the lower tonnage levels. Additionally, the prior year periods benefited from increased business related to the two week work stoppage at United Parcel Service (UPS) in August 1997. The higher-rated UPS business generated approximately $11.0 million of additional revenue. The decline in tonnage was partially offset by improved revenue yields. Net revenue per hundred weight in the three and nine month periods increased 4.3% and 5.6%, respectively, over the prior year as a result of the 5.5% January rate increase and improved freight mix. Excluding the benefit of the higher-rated UPS business in 1997, revenue per hundred weight increased 5.6% and 6.0% for the three and nine month periods, respectively.

      Salaries, wages and benefits decreased 5.3% and 4.1% for the three and nine month periods, respectively, due primarily to lower business volumes and continued cost savings from workers' compensation claims containment programs. Operating expenses decreased 2.6% and 1.8%, respectively, due to lower business volumes, lower fuel costs per gallon and a higher proportion of freight transported via rail. These savings were mostly offset by $3.3 million of 3rd party expenses related to the Company's Year 2000 project and an 8.6% increase in repair and maintenance expense on the Company's aging fleet during the nine month period. Purchased transportation increased 7.7% and 6.7% in the three and nine month periods, respectively, as the Company continued to maximize use of lower cost rail services. Rail miles as a percentage of total inter-city miles were 28.9% in the three month period and 27.6% in the nine month period. The increase also reflects an approximately 2% increase in rail cost per mile for the nine month period as well as costs associated with the Company's growing PrimeTime Air Service. The combination of lower business volumes and increased use of rail services resulted in a 10.9% and 7.8% decrease in operating taxes and licenses in the three and nine month periods, respectively. Claims and insurance decreased 15.7% and 16.3%, respectively, due to lower business volumes and continued improved claims experience over last year. Depreciation continues to decline year-over-year as more of the of Company's fleet becomes fully depreciated.

      The above factors resulted in operating income of $17.4 million in the three months ended September 30, 1998 compared with $24.3 million in the prior year. Operating income for the nine months ended September 30, 1998 decreased $1.9 million to $47.7 million while the operating ratio remained essentially flat. As noted above, the prior year periods benefited from higher-rated business during the two week work stoppage at UPS.

     Other expense, net for the three and nine month periods improved $1.1 million and $2.6 million, respectively, over the prior year due to increased investment income on the Company's short-term investments.

      The Company's effective income tax rates differ from the statutory Federal rate due to foreign taxes and non-deductible items.

     Management will continue to focus on enhancing yields. In doing so, management announced a 5.5% rate increase effective October 1, 1998 on non-contractual accounts. Management will also continue to emphasize improving the freight mix by selling value-added services such as the Company's PrimeTime Air and further elimination of unprofitable freight from the system. In addition to yield enhancement, management will focus on keeping expenses in line with business volumes. As discussed in Footnote 6, the Company has a restricted stock program. If performance conditions are met in December 1998, approximately 1,072,000 shares of common stock will be issued to employees, and compensation expense recognized based on the then market price of the stock. At September 30, 1998, the stock price was below the pre-determined level required for vesting.


YEAR 2000

      Management has a formal plan in place through which it has identified its operational and financial systems and applications requiring either modification or replacement for Year 2000 compliance. Of these systems, the Company's on-line equipment and freight tracking system is deemed most critical. Based upon an assessment at September 30, 1998, testing and modification of IT systems is approximately 40% complete while testing of non-IT embedded systems is approximately 25% complete. Year-to-date expenses related to Year 2000 modifications total $4.4 million and include payroll and payroll related costs as well as the costs of external consultants. In certain cases, management has opted to replace rather than modify certain of its systems and applications. Costs associated with the replacement of systems and applications will be capitalized. As of September 30, 1998, $10.0 million has been capitalized and includes software and payroll costs as well as costs of external consultants. Management expects to spend an additional $33 million to convert its internal systems for Year 2000 compliance. Of this amount, it is expected that approximately $9 million will be expensed and approximately $24 million will be capitalized. These estimates may be revised based upon the results of continued testing. Management expects that all Year 2000 system modifications and replacements will be funded with cash from operations.

      Management has engaged outside consultants as part of the process of assessing its Year 2000 risks. Part of that assessment includes 3rd party compliance readiness. Management has identified and prioritized its critical customers and key suppliers of products and services and is currently soliciting written responses to Year 2000 readiness questionnaires. Management will formulate contingency plans as necessary based upon the results of those questionnaires.

      Management anticipates having all of its internal systems Year 2000 compliant by mid-1999. However, failure to convert the Company's on-line equipment and freight tracking system by the Year 2000 could result in the inability to manage the flow of equipment and freight through the system efficiently, but would not preclude the delivery of freight. Additionally, failure to convert financial systems on a timely basis could result in a return to manual processes resulting in delayed customer billings and vendor payments. To the extent that the Company or its critical customers and key suppliers fail to achieve Year 2000 compliance, there could be a material adverse effect on the Company's business, results of operations and financial position.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $123.7 million in cash and cash equivalents. Net cash flow from operations for the nine months ended September 30, 1998 was $43.6 million due primarily to net income and depreciation and amortization. Management expects cash flow from operations for 1998 will be sufficient for working capital and capital expenditure requirements. Capital expenditures for the nine months ended September 30, 1998 were $16.4 million compared with $19.3 million in the same period last year. Management expects capital expenditures to be approximately $26 million for the remainder of the year primarily for the purchase of replacement trailers and additional terminal properties. It is anticipated that those expenditures will be funded with cash from operations. Management has entered into operating lease arrangements under which approximately 540 new tractors will come on line during the fourth quarter as replacements for older equipment. During the quarter ended September 30, 1998, the Company repurchased 1,448,174 shares of its common stock for $12.6 million. Management is authorized to repurchase up to $25.0 million of common stock.

      As discussed in Footnote 2, the Company amended its secured credit facility, reducing, among other things, the amount available for working capital and letter of credit needs from $225.0 million to $150.0 million. This decrease reflects the Company's improved liquidity since its spin-off in December 1996. As of September 30, 1998, the Company had no short-term borrowings and $88.1 million of letters of credit outstanding.


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


ITEM 5.  Stockholder Proposals

     Pursuant to the Company's bylaws, stockholders who wish to bring matters to or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 10, 1999 and March 12, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

            (27) Financial Data Schedule

       (b) Reports on Form 8-K

         On August 20, 1998 the Company filed a Form 8-K to announce that its board of directors authorized the repurchase of up to $25 million of the Company's common stock.



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


                                Consolidated Freightways Corporation
                                          (Registrant)


November 12, 1998                         /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President and
                                          Chief Financial Officer


November 12, 1998                         /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                          Controller