Form 10-K
period 1998-12-31
CONSOLIDATED FREIGHTWAYS CORP
filed 1999-03-30
CIK 1022581

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1998

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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on the National Automated System of the National Association of Securities Dealers Inc. Automated Quotation System on February 26, 1999:
$249,871,555

             Number of shares of Common Stock outstanding
                     as of February 26, 1999: 22,623,748

                  DOCUMENTS INCORPORATED BY REFERENCE

                          Parts I, II and IV


Consolidated Freightways Corporation 1998 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

                              Part III

Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 1999 Annual Meeting of Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K).

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1998

_______________________________________________________________________


                                 INDEX

   Item                                                         Page

                                PART I

     1.     Business                                              3
     2.     Properties                                            9
     3.     Legal Proceedings                                    10
     4.     Submission of Matters to a Vote of Security Holders  10

                                PART II

     5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                        10
     6.     Selected Financial Data                              10
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 10
     7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                         11
     8.     Financial Statements and Supplementary Data          11
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                 12

                               PART III

     10.    Directors and Executive Officers of the Registrant   13
     11.    Executive Compensation                               13
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               14
     13.    Certain Relationships and Related Transactions       14

                                PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         14

     SIGNATURES                                                  15

     INDEX TO FINANCIAL INFORMATION                              17

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1998
_______________________________________________________________________


                                PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated  Freightways  Corporation is a holding  company  that  was incorporated in Delaware in 1996. It is herein referred to as the "Registrant" or "Company". Formerly a subsidiary of CNF Transportation Inc. (the former parent) through December 1, 1996, the Company was spun-off in a tax-free distribution (the Distribution) to shareholders of the former parent. The Company consists of Consolidated Freightways
Corporation   of   Delaware   (CFCD),  a  nationwide   motor   carrier,
incorporated in 1958 as successor to the original trucking company organized in 1929, and its Canadian operations, including Canadian Freightways, Ltd., Epic Express, Milne & Craighead, Canadian Sufferance Warehouses, Blackfoot Logistics and other related businesses; Redwood Systems, a supply chain management services provider; and the Leland James Service Corporation, an administrative service provider. The Company primarily provides less-than-truckload (LTL) transportation and supply chain management services throughout the United States, Canada and Mexico, and international freight services between the United States and more than 80 countries.


(b) Financial Information About Industry Segments

Segment information is summarized in Note 10 on page 27 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


(c) Narrative Description of Business

The Company, headquartered in Menlo Park, California, is the holding company of CFCD, a full-service trucking company providing less-than-truckload freight services nationwide and in Canada and Mexico, and one-stop international freight service between the United States and 80 countries worldwide through operating agreements with ocean carriers
and  a  network of international partners.   Operations consist  of  an
extensive transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring consistent, expedited service, compared to the
bulk   raw   materials  characteristically  transported  by  railroads, pipelines and water carriers. Less-than-truckload (LTL) is an  industry
designation  for shipments weighing less than 10,000 pounds.   CFCD  is
one  of  the  nation's  largest LTL motor carriers  in  terms  of  1998
revenues.   The Company also provides supply chain management  services through its wholly-owned subsidiary, Redwood Systems, Inc. (Redwood). Established in January 1997, Redwood is a third party, non-asset based logistics company that offers complete supply chain management services including dedicated contract warehousing and carriage, just-in-time delivery and specialized time-definite distribution, information-based logistics services and worldwide multi-modal logistics.

CFCD's primary competitors in the national LTL market are Yellow Freight System, Inc., Roadway Express, Inc. and Arkansas Best Corporation. CFCD also competes for LTL freight with regional LTL motor carriers, small package carriers, private carriage and freight forwarders. Competition for freight is based primarily upon price, service consistency and transit time. In an effort to provide faster service and to better compete, CFCD implemented a comprehensive reengineering of its line-haul operations in October 1995. This reengineering, called the Business Accelerator System (BAS), replaced CFCD's traditional hub-and-spoke network with one that moves freight directionally from point-to-point and streamlines the freight network. BAS has the effect of reducing miles and freight handling, thereby reducing transit times and costs as well as more efficiently using system capacity. This reengineering, in conjunction with value added service offerings and use of lower-cost rail services allowed the Company to return to profitability. However, the Company is faced with a steady erosion of its market share in its traditional "greater than 1,500 miles" length-of-haul due to market trends such as the "regionalization" of freight due to just-in-time inventory practices, distributed warehousing and other changes in business processes. Also contributing to this decline are new longer length-of-haul service offerings by regional and parcel carriers. To remain competitive, the Company is investing in its infrastructure to facilitate operations in the 500 to 1,500 mile length-of-haul market. The Company successfully launched second day service in certain eastern bound markets in early 1998, reducing transit times by 1 to 2 days, and plans to expand this service offering in 1999. To grow, the Company must continue to invest in its infrastructure to become more competitive in shorter length of haul lanes and develop services tailored to customer needs. Those services include CF PrimeTime Air, the Company's premium expedited service offering. The Company made refinements to its expedited air and ground network in 1998 to establish guaranteed time-definite service throughout North America, from Canada to Mexico. This service offering helps to differentiate the Company in the LTL market and is an important source of growth opportunities in 1999. Also during 1998, the Company expanded its international services through a joint venture in Mexico and now provides direct service to more than 50 locations within Mexico. Customer shipments are handled by the Company, from origin to destination, with no hand-offs to third parties. Combined with the Company's PrimeTime service, the Company is the only LTL carrier to offer premium expedited freight delivery services in and out of Mexico. These service offerings make the Company a single-source LTL provider throughout North America.

As a large carrier of LTL general freight, at December 31, 1998, CFCD operated approximately 39,440 vehicle units including inter-city tractors and trailers and pick-up and delivery units. It had a network of 360 U.S. and Canadian freight terminals, metro centers and regional consolidation centers.

There  is a broad diversity in the customers served, size of shipments,
commodities  transported  and  length of  haul.   No  single  commodity
accounted for more than a small fraction of total revenues.

CFCD operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and sleeper teams which in 1998 approximated 20% of all linehaul miles in North America. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFCD generally utilizes trailer equipment that is 102 inches in width. CFCD continued to maximize use of lower-cost rail services in 1998, as rail miles as a percentage of total linehaul miles were 28%. In 1998, CFCD operated in excess of 617 million linehaul miles.

CFCD and several Canadian subsidiaries serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian operations utilize a fleet of over 1,380 trucks, tractors and trailers.


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


Employees

At December 31, 1998, approximately 82% of the Company's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters. On April 13, 1998, the
International Brotherhood of Teamsters ratified a new five-year National Master Freight Agreement with CFCD and three other national motor freight carriers.

Labor costs, including fringe benefits, averaged approximately 65% of the Company's 1998 revenues. The Company had approximately 21,000, 21,600 and 20,300 employees at December 31, 1998, 1997 and 1996, respectively.


Fuel

During 1996, the Company experienced a significant increase in fuel prices, with the average annual fuel cost per gallon (without tax) increasing to $0.697. To partially offset this increase, the Company instituted a fuel surcharge program in the second half of 1996. This program continued throughout 1997, as the average annual fuel cost per gallon was $0.659. As fuel prices moderated towards the latter half of 1997 and into 1998, the Company eliminated its fuel surcharge effective February 3, 1998. The average annual fuel cost per gallon continued to decline in 1998 to $0.462.

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

Year 2000

CFCD's operations are supported by a sophisticated data processing system for the control and management of the business. Management has a formal plan in place through which it has identified its operational and financial systems and applications requiring either modification or replacement for Year 2000 compliance. Of these systems, the Company's on-line equipment and freight tracking system is deemed most critical. Based upon an assessment at December 31, 1998, testing and modification of IT systems is approximately 55% complete while testing of non-IT embedded systems is approximately 35% complete. 1998 expenses related to Year 2000 modifications total $4.2 million and include payroll and payroll related costs as well as the costs of external consultants. In certain cases, management has opted to replace rather than modify certain of its systems and applications. Costs associated with the replacement of systems and applications are capitalized. As of December 31, 1998, $15.0 million has been capitalized and includes hardware, software and payroll costs as well as costs of external consultants. Management expects to spend an additional $22 million to convert its internal systems for Year 2000 compliance. Of this amount, it is expected that approximately $5 million will be expensed and approximately $17 million will be capitalized. These estimates may be revised based upon the results of continued testing. Management expects that all Year 2000 system modifications and replacements will be funded with cash from operations.

Management has engaged outside consultants as part of the process of assessing its Year 2000 risks. Part of that assessment includes third party compliance readiness. Management has identified and prioritized its critical customers and key suppliers of products and services and is currently soliciting written responses to Year 2000 readiness questionnaires. Management will formulate contingency plans as necessary based upon the results of those questionnaires.

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


Federal and State Regulation

Regulation of motor carriers has changed substantially in the last 20 years. The process started with the Motor Carrier Act of 1980, which allowed easier access to the industry by new trucking companies, removed many restrictions on expansion of services by existing carriers, and increased price competition by narrowing the antitrust immunities available to the industry's collective ratemaking organizations. This deregulatory trend was continued by subsequent legislation in 1982, 1986, 1993 and 1994. The process culminated with federal pre-emption of most economic regulation of intrastate trucking regulatory bodies effective January 1, 1995, and with legislation which terminated the Interstate Commerce Commission (ICC) effective January 1, 1996.

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. In addition, the FHWA enforces comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, recordkeeping on accidents, and transportation of hazardous materials. Because CFCD makes large and increasing use of rail "piggyback" (trailer-on-flatcar) service as permitted under its current collective bargaining agreements, CFCD must also comply with the hazardous materials transportation regulations of DOT's Federal Railroad Administration. Compliance with similar regulations of DOT's Federal Aviation Administration is required when CFCD tenders shipments to air carriers in the PrimeTime Air program. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

At the state level, federal pre-emption of economic regulation does not prevent the states from regulating motor vehicle safety on their
highways.   In  addition,  federal law  allows  all  states  to  impose insurance requirements on motor carriers conducting business within their borders, and empowers most states to require motor carriers conducting interstate operations through their territory to make annual filings verifying that they hold appropriate registrations from FHWA. Motor carriers also must pay state fuel taxes and vehicle registration fees, which normally are apportioned on the basis of mileage operated in each state.


Canadian Regulation

Although the provinces in Canada have regulatory authority over intra-provincial operations of motor carriers, they have elected to substantially eliminate intra-provincial regulation of the general freight trucking industry. Federal legislation to phase in deregulation of the extra-provincial motor carrier industry took effect January 1, 1988 and the phase in was completed in 1997. The new legislation relaxed economic regulation of extra-provincial trucking by easing market entry restrictions. The Canadian provinces have implemented safety regulations of trucking services applicable to both extra-provincial and intra-provincial operations of motor carriers. CFCD and its Canadian affiliates wrote off substantially all of the unamortized cost of their Canadian operating authorities in 1992.


General

The research and development activities of the Company are not significant.

During 1998, 1997 and 1996 there was no single customer of the Company that accounted for 10% or more of consolidated revenues.

The Company is subject to Federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company stores some of its fuel for its trucks and tractors in approximately 265 underground tanks located in 48 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial position. However, there can be no assurances that environmental matters existing with respect to the Company, or compliance by the Company with laws relating to environmental matters, will not have a material adverse effect on the Company's business, financial position or results of operations.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1999 will not be material.

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


(d)  Financial  Information About Foreign and Domestic  Operations  and
       Export Sales.

Geographic information is summarized in Note 10 on page 27 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.   PROPERTIES

The following summarizes the terminals and freight service centers operated by the Company at December 31, 1998. In general, the Company believes such facilities are suitable and adequate to handle CFCD's current business needs. These facilities generally consist of a large dock with loading doors, a small office and a large yard for the movement of tractors and trailers in the normal business operations.


                         Owned     Leased    Total

                          225       135       360


The following table sets forth the location and square footage of CFCD's principal freight handling facilities:


                    Location      Square Footage

                    Mira Loma, CA    280,672
                    Chicago, IL      231,159
                    Carlisle, PA     151,100
                    Kansas City, MO  131,916
                 ** Columbus, OH     118,774
                    Memphis, TN      118,745
                    Nashville, TN    118,622
                  * Indianapolis, IN 109,460
                    Orlando, FL      101,557
                  * Minneapolis, MN   94,890
                    Charlotte, NC     89,204
                    St. Louis, MO     88,640
                    Akron, OH         82,494
                    Sacramento, CA    81,286
                    Atlanta, GA       77,920
                    Houston, TX       77,346
                    Dallas, TX        75,358
                  * Freemont, IN      73,760
                  * Peru, IL          73,760
                    Buffalo, NY       73,380
                    Milwaukee, WI     70,661
                    Salt Lake City,UT 68,480
                    Seattle, WA       59,720
                *** Springfield, MA   51,760
                    Portland, OR      47,824
                    Phoenix, AZ       20,237

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

*** Property is leased from a subsidiary of CNF Transportation Inc. through December 1, 2005.

ITEM 3.  LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Item 8. Discussions of certain environmental matters are presented in Items 1 and 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                PART II


ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
           STOCKHOLDER MATTERS

The Company's common stock is listed for trading on the NASDAQ Stock Market's National Market. The Company's common stock began trading on December 3, 1996. The market price range of the common stock for the period January 1, 1998 to December 31, 1998 was $7.50 to $19.75. Currently there are no cash dividends paid on the Company's common stock. The Company presently expects that it will not pay a dividend in 1999. The Company's dividend policy thereafter will be dependent on the circumstances then in existence. There can be no assurance, however, that the Company will pay any cash dividends on its common stock in the future.

During the third quarter of 1998, the Company repurchased 1,448,174 shares of its common stock for $12.6 million. Approximately one million of the repurchased shares were issued under the Company's restricted stock program.

As of December 31, 1998, there were 34,350 holders of record of the common stock ($.01 par value) of the Company.


ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 30 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 16 through 18 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

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


ITEM 7A. QUANTITITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative  and  qualitative  disclosures  about  market   risk   are
presented on page 17 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 19 through 28, inclusive, of the 1998 Annual Report to Shareholders subject to the following paragraph and are incorporated herein by reference. The unaudited quarterly financial data is included on page 29 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

Footnote 9 "Contingencies" from the Company's 1998 Annual Report, filed as Exhibit 13 to this Form 10-K, has been intentionally omitted, and is replaced with the following:


"9. Contingencies

The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

The Company's former parent, CNF Transportation Inc., is engaged in disputes with the Internal Revenue Service over the amount and timing of certain tax deductions reported by the former parent in tax years prior to the spin-off of the Company. These disputes arise from tax positions first taken by the former parent in the mid-1980's. The former parent, which is contesting the IRS's positions, has made certain advance payments to the IRS which would be applied against any ultimate liability.

Under a tax sharing agreement entered into by the former parent and the Company at the time of the spin-off, the Company could be obligated to reimburse the former parent for a portion of any additional taxes and interest which relate to the Company's business prior to the spin-off. The amount and timing of such payments, if any, is dependent on the ultimate resolution of the former parent's disputes with the IRS and the determination of the nature and extent of the Company's obligations under the tax sharing arrangement. The Company has established certain reserves both at the time of and subsequent to the spin-off with respect to the foregoing.

In  March  1999,  the 10th Circuit Court of Appeals  ruled  against  an
appealing  taxpayer  in  a  multi-employer  pension  plan  tax   matter
involving facts similar to those underlying one of the principal disputes between the former parent and the IRS and relating to the Company's business prior to the spin-off. Given this recent decision, and the uncertainties surrounding the amount and timing of any obligations of the Company under the tax sharing agreement, there can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.

The Company has received notices from the Environmental Protection Agency (EPA) and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Under CERCLA, PRP's are jointly and severally liable for all site remediation and expenses. Based upon cost studies performed by independent third parties, the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial position or results of operations."


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL  DISCLOSURE

None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The identification of the Company's Directors is presented on pages 2 and 3 of the Company's 1999 Proxy Statement and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1998 and their applicable business experience are as follows:

W. Roger Curry, 60, President and Chief Executive Officer of the Company since December 2, 1996. Mr. Curry has served as President and Chief Executive Officer of CFCD since July 1994. Mr. Curry served as a Senior Vice President of the former parent from 1986 to December 2,
1996. In 1991, he was elected President of Emery Air Freight Corporation, relinquishing the position in 1994 to become President of CFCD.

Patrick H. Blake, 49, Executive Vice President - Operations of the Company since December 2, 1996. Mr. Blake has served as Executive Vice President - Operations of CFCD since July 1994. He was Vice President Eastern Region of CFCD from 1992-1994 and a Division Manager from 1985-1992.

David F. Morrison, 45, Executive Vice President and Chief Financial Officer of the Company since December 2, 1996. Mr. Morrison served as Vice President and Treasurer of the former parent from October 1991 to October 1996 when he became Executive Vice President and Chief Financial Officer of CFCD.

Stephen D. Richards, 55, Senior Vice President and General Counsel of the Company since December 2, 1996. Mr. Richards has been Vice President and General Counsel of CFCD since September 1995. He was Deputy General Counsel of the former parent for the preceding four years.

Thomas A. Paulsen, 55, Senior Vice President - Operations of CFCD since August 1, 1998. Mr. Paulsen was a Vice President of CFCD from March 1, 1985 to July 31, 1998.

Joseph R. Schillaci, 56, Executive Vice President - Sales and Marketing of the Company since April 1997. Prior to joining the Company, Mr. Schillaci was president and chief operating officer of Petro Travel Plazas, LP, a national fueling, maintenance and retail provider to the trucking industry, since 1993.

Robert E. Wrightson, 59, Senior Vice President and Controller of the Company since December 2, 1996. Mr. Wrightson has served as Senior Vice President and Controller of CFCD since July 1994. Prior to joining CFCD, he was Vice President and Controller of the former parent, assuming that position in 1989.


ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 6 through 11, inclusive, of the Company's 1999 Proxy Statement, and those pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 4 and 13 of the Company's 1999 Proxy Statement and is incorporated herein by reference.


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


ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended
        December 31, 1998.

                              SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CONSOLIDATED FREIGHTWAYS CORPORATION

                                              (Registrant)




March 26, 1999                     /s/W. Roger Curry
                                   W. Roger Curry
                                   President and Chief Executive Officer




March 26, 1999                     /s/David F. Morrison
                                   David F. Morrison
                                   Executive Vice President and
                                    Chief Financial Officer




March 26, 1999                     /s/Robert E. Wrightson
                                   Robert E. Wrightson
                                   Senior Vice President and Controller

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 26, 1999                     /s/William D. Walsh
                                    William D. Walsh, Chairman  of
                                     the Board


March 26, 1999                     /s/W. Roger Curry
                                   W. Roger Curry
                                   President, Chief Executive Officer
                                     and Director


March 26, 1999                     /s/G. Robert Evans
                                   G. Robert Evans, Director



March 26, 1999                     /s/Paul B. Guenther
                                   Paul B. Guenther, Director



March 26, 1999                     /s/John M. Lillie
                                   John M. Lillie, Director

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1998

_______________________________________________________________________



                    INDEX TO FINANCIAL INFORMATION

Consolidated Freightways Corporation and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways Corporation and Subsidiaries appearing on pages 19 through 28, inclusive, of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Statements of Consolidated Operations - Years Ended December  31,
         1998, 1997 and 1996

     Statements of Consolidated Cash Flows - Years Ended December  31,
         1998, 1997 and 1996

     Statements  of Consolidated Shareholders' Equity  -  Years  Ended
         December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

In   addition  to  the  above,  the  following  consolidated  financial information is filed as part of this Form 10-K:

                                                             Page

     Consent of Independent Public Accountants                18

     Report of Independent Public Accountants                 18

     Schedule II - Valuation and Qualifying Accounts          19


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

                               SIGNATURE

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Consolidated Freightways Corporation's (the Company) previously filed Registration Statement File Nos. 333-16851, 333-16835 and 333-25167. As independent public accountants, we also hereby consent to the application of our report dated January 25, 1999 in the Company's annual report to shareholders incorporated by reference in this Form 10-K to the supplemental note to the financial statements included in Item 8, Financial Statements and Supplementary Data and labeled "9. Contingencies." It should be noted that we have performed no audit procedures subsequent to January 25, 1999, the date of our report, except with respect to the supplemental note as to which the date is March 9, 1999. Furthermore, we have not audited any financial statements of the Company as of any date or for any period subsequent to December 31, 1998.

                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 26, 1999




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consolidated Freightways Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1999 (except with respect to the matter discussed in Item 8, Financial Statements and Supplemental Data and labeled "9. Contingencies," as to which the date is March 9, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule on page 19 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Portland, Oregon,
  January 25, 1999

                                SCHEDULE II

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1998
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS



          BALANCE AT  CHARGED TO  CHARGED TO                  BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END OF
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS        PERIOD

1998      $ 7,467     $15,127     $  -        $(11,181)(a)     $11,413


1997      $ 9,692     $ 8,374     $  -        $(10,599)(a)     $ 7,467


1996      $ 9,349     $ 6,534     $  -        $ (6,191)(a)     $ 9,692



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

(10) Material Contracts:
     10.1 Transition Services Agreement between Consolidated
          Freightways Corporation and CNF Service Company, Inc., dated as of December 2, 1996. (Exhibit 10.1 to the Company's Form 8-K dated
          March 12, 1997.) (*)
     10.2 Alternative Dispute Resolution Agreement Between
          Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.2 to the Company's
          Form 8-K dated March 12,   1997.) (*)
     10.3 Employee Benefit Matters Agreement between Consolidated
          Freightways Corporation and Consolidated Freightways, Inc., dated as
          of December 2,   1996. (Exhibit 10.3 to the Company's Form 8-K dated
          March 12, 1997.) (*)
     10.4 Tax Sharing Agreement between Consolidated Freightways
          Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996.(Exhibit 10.4 to the Company's Form 8-K dated March 12, 1997.) (*)
     10.5 Reimbursement and Indemnification Agreement between
          Consolidated Freightways Corporation of Delaware and Consolidated Freightways, Inc., dated as of October 1, 1996. (Exhibit 10.5 to the Company's Form 8-K dated March 12, 1997.) (*)
     10.6 Consolidated Freightways Corporation 1996 Stock Option and
          Incentive Plan. (Exhibit 10.6 to the Company's Form 10 filed
          October 2, 1996)(*)(#)
     10.7 Loan and Security Agreement among Consolidated Freightways Corporation of Delaware, BankAmerica Business Credit Inc. and various other financial institutions dated as of November 27, 1996. (Exhibit
          10.7 to the Company's Form 10-K for the year ended
          December 31, 1996.)(*)
     10.8 Consolidated Freightways Corporation 1996 Restricted Stock Award Agreements. (Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.9 Consolidated Freightways Corporation Senior Executive Incentive
          Plan for 1999. (#)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

    10.10 Consolidated Freightways Corporation Deferred Compensation
          Plan for Executives. (Exhibit 10.10 to the Company's
          Form 10-K for the year ended December 31, 1996.)(*)(#)
    10.11 Consolidated Freightways Corporation Supplemental
          Executive Retirement Plan. (Exhibit 10.11 to the
          Company's Form 10-K for the year ended
          December 31, 1996.) (*)(#)
    10.12 Consolidated Freightways Inc. Executive Split-Dollar
          Life Insurance Plan. (Exhibit 10.12 to the Company's
          Form 10-K for the year ended December 31, 1996.) (*)(#)
    10.13 Participation Agreement dated as of December 22, 1995 between Consolidated Freightways Corporation of
          Delaware, as lessee, and ABN AMRO Bank N.V., as lessor, as amended. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997.)(*)
    10.14 Participation Agreement dated as of September 30, 1994 between Consolidated Freightways Corporation of
          Delaware, as lessee, and BA Leasing & Capital
          Corporation and various other financial
          institutions, as lessors, as amended. (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
          March 31, 1997.)(*)
    10.15 Reimbursement and Security Agreement dated July 3, 1997 between Consolidated Freightways Corporation and
          CNF Transportation Inc. (Exhibit 10.1 to the Company's
          Form 10-Q for the quarter ended June 30, 1997.)(*)
    10.16 Third Amendment to Participation Agreement and Master Lease intended as Security dated December 12, 1997 between Consolidated Freightways Corporation of Delaware and ABN AMRO Bank
          N.V. (Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997)(*)
    10.17 Amendment No. 3 to Loan and Security Agreement dated November
          1, 1997 between Consolidated Freightways Corporation of
          Delaware and BankAmerica Business Credit, Inc.
         (Exhibit 10.17 to the Company's Form 10-K  for the year ended
          December 31, 1997)(*)
    10.18 Amendment No. 4 to Loan and Security Agreement dated July 2,
          1998 between Consolidated Freightways Corporation of Delaware and BankAmerica Business Credit, Inc. (Exhibit 10.1 to the
          Company's Form 10-Q for the quarter ended June 30, 1998)(*)
    10.19 Consolidated Freightways Corporation 1999 Equity Incentive Plan. (#)
    10.20 Consolidated Freightways Corporation Non-Employee Directors'
          Equity Plan. (#)
    10.21 Employment Agreements with Senior Management. (#)
    10.22 Consolidated Freightways Corporation Management Change-of-Control Plan. (#)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

(13)      Annual Report to Security Holders:

       Consolidated Freightways Corporation 1998 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as the "Letter to Shareholders" are not required and therefore not "filed" as part of this Form 10-K.)

(21)      Significant Subsidiaries of the Company

(27)      Financial Data Schedule