Form 10-Q
period 1999-03-31
CONSOLIDATED FREIGHTWAYS CORP
filed 1999-05-13
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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




          Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1999: 22,626,654


                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended March 31, 1999

_____________________________________________________________________

_____________________________________________________________________


                                INDEX



PART I.  FINANCIAL INFORMATION                                       Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998                       3

          Statements of Consolidated Income -
            Three Months Ended March 31, 1999 and 1998                 5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 1999 and 1998                 6

          Notes to Consolidated Financial Statements                   7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                           15

  Item 6. Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                            16



                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                      March  31,   December 31,
                                                        1999          1998

                                                      (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  120,159     $  123,081
   Trade accounts receivable, net of allowances        306,493        292,463
   Other receivables                                     5,600          9,195
   Operating supplies, at lower of average
     cost or market                                      8,189          7,561
   Prepaid expenses                                     44,539         40,335
   Deferred income taxes                                 6,806          6,806
      Total Current Assets                             491,786        479,441

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 85,091         78,218
   Buildings and improvements                          348,600        343,492
   Revenue equipment                                   551,568        562,624
   Other equipment and leasehold improvements          124,520        123,404
                                                     1,109,779      1,107,738
   Accumulated depreciation and amortization          (744,575)      (746,966)
                                                       365,204        360,772
OTHER ASSETS
   Deposits and other assets                            47,134         32,199
   Deferred income taxes                                19,167         17,978
                                                        66,301         50,177

TOTAL ASSETS                                        $  923,291     $  890,390



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                      March 31,    December 31,
                                                        1999          1998

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  90,461      $  84,861
   Accrued liabilities                                202,161        187,528
   Accrued claims costs                                73,191         72,942
   Federal and other income taxes                      18,250         14,173
      Total Current Liabilities                       384,063        359,504

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                               103,047        103,574
   Employee benefits                                  119,385        117,236
   Other liabilities and deferred credits              27,513         28,258
      Total Liabilities                               649,108        623,672

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,090,740
     and 23,066,905 shares, respectively                  231            231
   Additional paid-in capital                          77,416         77,303
   Accumulated other comprehensive income             (11,083)       (11,565)
   Retained earnings                                  211,670        204,919
   Treasury stock (464,086 and 477,686 shares,
     respectively)                                     (4,051)        (4,170)
       Total Shareholders' Equity                     274,183        266,718

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 923,291      $ 890,390



     The accompanying notes are an integral part of these statements.




                           CONSOLIDATED FREIGHTWAYS CORPORATION

                            STATEMENTS OF CONSOLIDATED INCOME
                      (Dollars in thousands except per share amounts)


                                            For the Three Months Ended
                                                     March 31,
                                                 1999           1998


REVENUES                                    $   558,208    $   545,648

COSTS AND EXPENSES
    Salaries, wages and benefits                358,400        353,571
    Operating expenses                           91,580         88,320
    Purchased transportation                     51,772         45,936
    Operating taxes and licenses                 17,042         17,103
    Claims and insurance                         13,898         13,284
    Depreciation                                 12,324         12,634
                                                545,016        530,848
OPERATING INCOME                                 13,192         14,800

OTHER INCOME (EXPENSE)
   Investment income                                818            952
   Interest expense                              (1,032)          (995)
   Miscellaneous, net                              (359)          (438)
                                                   (573)          (481)

Income before income taxes                       12,619         14,319
Income taxes                                      5,868          7,302

NET INCOME                                  $     6,751    $     7,017

Basic average shares outstanding             22,607,703     23,029,695
Diluted average shares outstanding           22,607,703     24,118,668

Basic Earnings per Share:                   $      0.30    $      0.30

Diluted Earnings per Share:                 $      0.30    $      0.29


The accompanying notes are an integral part of these financial statements.




                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                       Three Months Ended
                                                            March 31,
                                                        1999         1998
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $ 123,081     $ 107,721

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              6,751         7,017
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                          13,350        13,079
Decrease in deferred income taxes                      (1,189)       (1,660)
Gains from property disposals, net                        (38)           (6)
Issuance of common stock under restricted stock plan      230             -
Changes in assets and liabilities:
  Receivables                                         (10,435)        6,637
  Prepaid expenses                                     (4,204)       (8,160)
  Accounts payable                                      5,600        (5,023)
  Accrued liabilities                                  14,633        12,966
  Accrued claims costs                                   (278)       (1,143)
  Income taxes                                          4,077         7,043
  Employee benefits                                     2,149           426
  Other                                               (17,838)         (797)
  Net Cash Provided by Operating Activities            12,808        30,379

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (16,624)       (3,960)
   Proceeds from sales of property                        894           162
   Net Cash Used by Investing Activities              (15,730)       (3,798)

Increase (decrease) in Cash and Cash Equivalents       (2,922)       26,581

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 120,159     $ 134,302



     The accompanying notes are an integral part of these statements.




                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

        The    accompanying    consolidated   financial    statements    of
Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

      There were no significant changes in the Company's commitments and contingencies as previously described in the 1998 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.


2. Segment and Geographic Information

       The Company operates in a single industry segment, primarily providing less-than-truckload transportation and supply chain management services throughout the United States, Canada and Mexico, and international freight services between the United States and more than 80 countries. The following information sets forth revenues and long-lived assets by geographic location. Revenues are attributed to geographic location based upon the location of the customer. No one customer provides 10% or more of total revenues.

Geographic Information

(Dollars in thousands)

                   March 31, 1999                March 31, 1998
                              Long-                         Long-
                              Lived                         Lived
                 Revenues    Assets            Revenues    Assets

United States    $529,421  $334,916            $515,716  $349,475
Canada             28,787    30,288              29,932    24,926
Total            $558,208  $365,204            $545,648  $374,401



3. Stock Compensation

      As of March 31, 1999 there were approximately 1,077,000 granted but unissued shares remaining under the Company's Stock Option and Incentive Plan. The shares vest as early as December 16, 1999, but are contingent upon the Company's stock price achieving a 60% increase over the price at the time of grant in December 1996 to $11.96 per share. If performance conditions are met, those shares will be issued to employees in December 1999 and compensation expense will be recognized based on the then market price of the stock. At March 31, 1999, the stock price was below the pre-determined level required for vesting.



4. Earnings per Share

      The following chart reconciles basic to diluted earnings per share for the three months ended March 31, 1999 and 1998. There was no dilutive effect from the restricted stock in the quarter ended March 31, 1999 as discussed in Footnote 3.

(Dollars in thousands except per share amounts)

                                        Weighted
        Three                           Average            Earnings
    Months  Ended       Net Income       Shares           Per Share

     March 31, 1999
      Basic              $ 6,751        22,607,703          $0.30
      Dilutive effect
         of restricted
         stock                --                --             --
      Diluted            $ 6,751        22,607,703          $0.30

     March 31, 1998
      Basic              $ 7,017        23,029,695          $0.30
      Dilutive effect
         of restricted
         stock                --         1,088,973          (0.01)
      Diluted            $ 7,017        24,118,668          $0.29





5. Comprehensive Income

      Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

(Dollars in thousands)
                                    Three Months Ended
                                         March 31,
                                      1999       1998


Net Income                           $6,751    $ 7,017
Other Comprehensive Income (Loss):
  Foreign currency translation
    adjustments                         482        (12)
Comprehensive Income                 $7,233    $ 7,005



6. Contingencies

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






        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      Revenues for the quarter ended March 31, 1999 increased 2.3% over the prior year despite lower tonnage levels. Total and less-than-truckload tonnage decreased 2.5% and 1.6%, respectively, due primarily to severe winter weather conditions, erosion of the Company's core long-haul market from increased competition from regional carriers and changing distribution patterns, and continued yield management. The decrease in tonnage was offset by a 4.6% increase in net revenue per hundred weight due to a 5.5% rate increase on non-contractual accounts in October 1998 and a 60.0% increase in the Company's higher-yielding PrimeTime service.

      Salaries, wages and benefits increased 1.4% over the prior year due primarily to decreased efficiencies related to severe winter weather and $3.2 million related to the Teamster signing bonus, partially offset by lower incentive compensation expense and increased savings from workers' compensation claims containment programs. Operating expenses increased 3.7% due primarily to higher than anticipated costs associated with transitioning information technology services from the former parent to a third party, costs associated with the Company's Year 2000 project and increased repair and maintenance costs on the Company's aging fleet. These expenses were partially offset by a 21.8% year-over-year decrease in the average fuel cost per gallon. Purchased transportation increased 12.7% over the prior year due to the use of owner-operators for certain new truckload operations, costs associated with the Company's growing PrimeTime service and increased rail costs. Although rail miles as a percentage of total inter-city miles decreased only slightly to 26.2% from 26.8% in the previous year, total rail costs increased due to a 3.0% increase in rail cost per mile. Operating taxes and licenses decreased 0.4% due to a decrease in fuel taxes. Claims and insurance expense increased 4.6% due to higher claims experience year-over-year. Depreciation decreased 2.5% due to a higher proportion of fully depreciated equipment.

      The above factors resulted in a $1.6 million decrease in operating income to $13.2 million. The operating ratio increased to 97.6% compared with 97.3% last year.

      Other expense, net, increased 19.1% due to decreased investment income on the Company's short-term investments. Short-term investments decreased as funds were used for capital expenditure purposes.

      The Company's effective income tax rates differ from the statutory Federal rate due primarily to foreign and state taxes and non-deductible items.

     Faced with erosion of its core long-haul market due to increased competition from regional carriers and changing distribution patterns, the Company is investing in its infrastructure to become more competitive in the shorter length of haul markets. A new 2-day service was successfully introduced in 1998 in certain eastern lanes and the Company is expanding this service offering during 1999. The Company will also continue to aggressively sell its PrimeTime services and develop other services tailored to customer needs.
Combined with continued yield enhancements and aggressive cost controls, the above should help offset salary, wage and benefit increases of $15.0 million and amortization of $4.5 million related to the replacement of certain operational and financial systems for Year 2000 compliance.

      As discussed in Footnote 3, the Company has a restricted stock program. If performance conditions are met in December 1999, approximately 1,077,000 shares of common stock will be issued to employees, and compensation expense recognized based on the then market price of the stock. At March 31, 1999, the stock price was below the pre-determined level required for vesting.

     In April 1999, the Company experienced a significant increase in fuel costs as the average cost per gallon increased 25.4% over the first quarter. The Company has the option of implementing a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. However, there can be no assurance that the Company will be able to successfully implement such surcharges in response to increased fuel costs in the future.

      As discussed in more detail in Footnote 6, the Company is party to a tax sharing agreement with its former parent. In March 1999, the 10th Circuit Court of Appeals ruled against an appealing taxpayer in a multi-employer pension plan tax matter involving facts similar to those underlying one of the principal disputes between the former parent and the IRS and relating to the Company's business prior to the spin-off. Given this recent decision, and the uncertainties surrounding the amount and timing of any obligations of the Company under the tax sharing agreement, there can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.


RISK FACTORS

     The Company is subject to market risks related to changes in interest rates and foreign currency exchange rates, primarily the
Canadian dollar. Management believes that the impact on the Company's financial position, results of operations and cash flows from fluctuations in interest rates and foreign currency exchange rates would not be material. Consequently, management does not currently use derivative instruments to manage these risks; however, it may do so in the future.


YEAR 2000

     Management has a formal plan in place through which it has identified its operational and financial systems and applications requiring either modification or replacement for Year 2000 compliance. Of these systems, the Company's on-line equipment and freight tracking system is deemed most critical. Based upon an assessment at March 31, 1999, testing and modification of IT systems is approximately 76% complete while testing of non-IT embedded systems is approximately 54% complete. Expenses related to Year 2000 modifications totaled $874,000 for the quarter ended March 31, 1999 and include payroll and payroll related costs as well as the costs of external consultants. In certain cases, management has opted to replace rather than modify certain of its systems and applications. Costs associated with the replacement of systems and applications are capitalized. As of March 31, 1999, $20.9 million has been capitalized and includes hardware, software and payroll costs as well as costs of external consultants. Management expects to spend an additional $15 million to replace and/or convert its internal systems
for Year  2000 compliance.   Of  this amount, it is expected that
approximately $4 million will be expensed and approximately $11 million will be capitalized. These estimates may be revised based upon the results of continued testing. Management expects that all Year 2000 system modifications and replacements will be
funded  with  cash   from operations.

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

      Management anticipates having all of its internal systems Year 2000 compliant by October 1999. However, failure to convert the Company's on-line equipment and freight tracking system by the Year 2000 could result in the inability to manage the flow of equipment and freight through the system efficiently, but would not preclude the delivery of freight. Additionally, failure to convert financial systems on a timely basis could result in a return to manual processes resulting in delayed customer billings and vendor payments. To the extent that the Company or its critical customers and key suppliers fail to achieve Year 2000 compliance, there could be a material adverse effect on the Company's business, results of operations and financial position.



LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $120.2 million in cash and cash equivalents. Net cash flow from operations for the three months ended March 31, 1999 was $12.8 million due primarily to net income and depreciation and amortization. Management expects cash flow from operations for 1999 will be sufficient for working capital requirements. Capital expenditures for the three months ended March 31, 1999 were $16.6 million compared with $4.0 million in the same period last year. Management expects capital expenditures to be approximately $104 million for the remainder of the year primarily for the purchase of replacement revenue equipment and upgrades to terminal properties. It is anticipated that those expenditures will be funded with existing cash balances and cash from operations, supplemented by financing arrangements if necessary.

      The Company has a secured credit facility under which it has $150.0 million available for working capital and letter of credit needs. As of March 31, 1999, the Company had no short-term borrowings and $74.6 million of letters of credit outstanding.



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


                                Consolidated Freightways Corporation
                                          (Registrant)


May 12, 1999                              /s/David F. Morrison
                                          David F. Morrison
                                          Executive Vice President
                                            and Chief Financial Officer


May 12, 1999                              /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                            Controller