Form 10-Q
period 1999-06-30
CONSOLIDATED FREIGHTWAYS CORP
filed 1999-08-12
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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




          Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1999: 22,598,929


                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended June 30, 1999

_____________________________________________________________________

_____________________________________________________________________


                                INDEX



PART I.  FINANCIAL INFORMATION                                Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998                 3

          Statements of Consolidated Income -
            Three and Six Months Ended June 30, 1999 and 1998   5

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1999 and 1998             6

          Notes to Consolidated Financial Statements            7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      12


PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                    17

  Item 4. Submission of Matters to a Vote of Security Holders  17

  Item 5. Stockholder Proposals                                18

  Item 6. Exhibits and Reports on Form 8-K                     18


SIGNATURES                                                     19

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                      June  30,     December 31,
                                                        1999           1998
 .
                                                       (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  101,224     $  123,081
   Trade accounts receivable, net of allowances        318,449        292,463
   Other receivables                                     6,369          9,195
   Operating supplies, at lower of average
     cost or market                                      8,126          7,561
   Prepaid expenses                                     41,166         40,335
   Deferred income taxes                                 6,806          6,806
      Total Current Assets                             482,140        479,441

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 83,382         78,218
   Buildings and improvements                          353,042        343,492
   Revenue equipment                                   547,502        562,624
   Other equipment and leasehold improvements          129,905        123,404
                                                     1,113,831      1,107,738
   Accumulated depreciation and amortization          (747,758)      (746,966)
                                                       366,073        360,772
OTHER ASSETS
   Deposits and other assets                            51,050         32,199
   Deferred income taxes                                22,358         17,978
                                                        73,408         50,177

TOTAL ASSETS                                        $  921,621     $  890,390



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                      June 30,     December 31,
                                                        1999          1998

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  87,108     $  84,861
   Accrued liabilities                                206,788       187,528
   Accrued claims costs                                72,695        72,942
   Federal and other income taxes                      14,931        14,173
      Total Current Liabilities                       381,522       359,504

LONG-TERM LIABILITIES
   Long-term debt                                      15,100        15,100
   Accrued claims costs                                98,400       103,574
   Employee benefits                                  121,191       117,236
   Other liabilities and deferred credits              27,324        28,258
      Total Liabilities                               643,537       623,672

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --           --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,100,515
     and 23,066,905 shares, respectively                  231           231
   Additional paid-in capital                          77,416        77,303
   Accumulated other comprehensive loss                (9,689)      (11,565)
   Retained earnings                                  214,177       204,919
   Treasury stock, at cost (464,086 and 477,686
     shares, respectively)                             (4,051)       (4,170)
       Total Shareholders' Equity                     278,084       266,718

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 921,621     $ 890,390



     The accompanying notes are an integral part of these statements.


                               CONSOLIDATED FREIGHTWAYS CORPORATION

                                STATEMENTS OF CONSOLIDATED INCOME
                        (Dollars in thousands except per share amounts)


                                   For the Three Months Ended       For the Six Months Ended
                                             June 30,                        June 30,
                                       1999            1998            1999            1998

REVENUES                           $  589,781      $  551,841      $1,147,989      $1,097,489

COSTS AND EXPENSES
    Salaries, wages and benefits      379,781         357,115         738,181         710,686
    Operating expenses                100,420          88,225         192,000         176,545
    Purchased transportation           59,345          48,485         111,117          94,421
    Operating taxes and licenses       17,334          17,215          34,376          34,318
    Claims and insurance               14,610          12,857          28,508          26,141
    Depreciation                       13,329          12,438          25,653          25,072
                                      584,819         536,335       1,129,835       1,067,183
OPERATING INCOME                        4,962          15,506          18,154          30,306

OTHER INCOME (EXPENSE)
   Investment income                      836           1,463           1,654           2,415
   Interest expense                      (886)           (972)         (1,918)         (1,967)
   Miscellaneous, net                    (226)           (440)           (585)           (878)
                                         (276)             51            (849)           (430)

Income before income taxes              4,686          15,557          17,305          29,876
Income taxes                            2,179           8,084           8,047          15,386

NET INCOME                         $    2,507      $    7,473      $    9,258      $   14,490

Basic average shares outstanding   22,626,761      23,048,519      22,617,285      23,039,159
Diluted average shares outstanding 23,454,306      24,325,142      23,032,273      24,221,957

Basic Earnings per Share:          $     0.11      $     0.32      $     0.41      $     0.63

Diluted Earnings per Share:        $     0.11      $     0.31      $     0.40      $     0.60

               The accompanying notes are an integral part of these financial statements.


                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Six Months Ended
                                                            June 30,
                                                        1999        1998

                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $ 123,081     $ 107,721

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              9,258        14,490
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                          28,040        25,961
Decrease in deferred income taxes                      (4,380)         (556)
Gains from property disposals, net                       (306)          (10)
Issuance of common stock under restricted stock plan      230             -
Changes in assets and liabilities:
  Receivables                                         (23,160)        9,046
  Prepaid expenses                                       (831)      (13,360)
  Accounts payable                                      2,247        (6,010)
  Accrued liabilities                                  19,260        21,876
  Accrued claims costs                                 (5,421)       (6,814)
  Income taxes                                            758         4,321
  Employee benefits                                     3,955         1,198
  Other                                               (22,898)       (1,039)
  Net Cash Provided by Operating Activities             6,752        49,103

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (30,743)       (7,191)
   Proceeds from sales of property                      2,134           357
   Net Cash Used by Investing Activities              (28,609)       (6,834)

Increase (decrease) in Cash and Cash Equivalents      (21,857)       42,269

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 101,224     $ 149,990



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

Geographic Information

(Dollars in thousands)

                     Quarter Ended               Six Months Ended
                       June 30,                      June 30,
                   1999      1998               1999         1998

Revenues

United States    $557,508  $520,529          $1,086,929   $1,036,245
Canada             32,273    31,312              61,060       61,244
Total            $589,781  $551,841          $1,147,989   $1,097,489

                        As of
                       June 30,
                   1999      1998

Long-Lived Assets

United States    $335,228  $340,478
Canada             30,845    23,787
Total            $366,073  $364,265


3. Stock Compensation

      As of June 30, 1999 there were approximately 1,087,000 granted but unissued restricted common shares remaining from the initial grant made under the Company's Stock Option and Incentive Plan. Those shares vest as early as December 16, 1999, but are contingent upon the Company's stock price achieving a 60% increase over the price at the time of grant. If performance conditions are met, those shares will be issued to employees in December 1999 and compensation expense will be recognized based on the market price of the stock at that time. Based upon the closing stock price of $12.84 per share on June 30, 1999, the Company would recognize an $8.0 million non-cash charge, net of related tax benefits.

      The Company granted an additional 141,000 restricted common shares to senior management in May 1999. These shares, which have a maximum term of three years, vest as early as May 2000, but are contingent on the Company's stock price achieving $20.00 per share. Also in May 1999, the Company granted 916,085 stock options to members of the Board of Directors and management at prices ranging from $13.00 to $14.0625 per share, equal to the closing stock prices on the dates of the grants. The options vest ratably over 48 months, beginning in January 2000 and expire in May 2004.

4. Earnings per Share

      The following chart reconciles basic to diluted earnings per share for the three and six months ended June 30, 1999 and 1998. See Footnote 3 for a discussion of dilutive securities.

(Dollars in thousands except per share amounts)

                                          Weighted
         Three                            Average        Earnings
     Months Ended        Net Income        Shares        Per Share

     June 30, 1999
      Basic                $ 2,507        22,626,761        $0.11
      Dilutive effect of
        restricted stock
        and stock options       --           827,545           --
      Diluted              $ 2,507        23,454,306        $0.11

     June 30, 1998
      Basic                $ 7,473        23,048,519        $0.32
      Dilutive effect of
        restricted stock
        and stock options       --         1,276,623        (0.01)
      Diluted              $ 7,473        24,325,142        $0.31


                                         Weighted
         Six                             Average        Earnings
     Months Ended        Net Income       Shares        Per Share

     June 30, 1999
      Basic                $ 9,258        22,617,285        $0.41
      Dilutive effect of
        restricted stock
        and stock options       --           414,988        (0.01)
      Diluted              $ 9,258        23,032,273        $0.40

     June 30, 1998
      Basic                $14,490        23,039,159        $0.63
      Dilutive effect of
        restricted stock
        and stock options       --         1,182,798        (0.03)
      Diluted              $14,490        24,221,957        $0.60

5. Comprehensive Income

     Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:


(Dollars in thousands)

                                         Three                 Six
                                      Months Ended         Months Ended
                                         June 30,            June  30,
                                    1999      1998        1999     1998


Net Income                         $2,507    $7,473    $ 9,258  $14,490
Other Comprehensive Income (Loss):
  Foreign currency translation
   adjustments                      1,394    (2,278)     1,876   (2,290)
Comprehensive Income               $3,901    $5,195    $11,134  $12,200



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

      Under a tax sharing agreement entered into by the former parent and the Company at the time of the spin-off, the Company may be obligated to reimburse the former parent for a portion of any additional taxes and interest which relate to the Company's business prior to the spin-off. The amount and timing of such payments, if any, is dependent on the ultimate resolution of the former parent's disputes with the IRS and the determination of the nature and extent of the Company's obligations under the tax sharing arrangement. The Company has established certain reserves both at the time of and subsequent to the spin-off with respect to the foregoing. There can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.

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

        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      Revenues for the quarter and six months ended June 30, 1999 increased 6.9% and 4.6%, respectively, compared with the same periods last year. Total and less-than-truckload (LTL) tonnage increased 1.5% and 2.2%, respectively, on total and LTL shipment increases of 4.4% and 4.5%, respectively, in the quarter. Tonnage remained flat for the six-month period on total and LTL shipment increases of 3.0% and 3.1%, respectively. During the quarter, the Company experienced incremental business from the shutdown of a regional carrier in late May, a 60% increase in PrimeTime business and expansion of its new two-day service offerings. These improvements helped offset continued erosion in the Company's core long-haul market from increased competition from regional carriers and changing customer distribution patterns. The Company also experienced improved revenue per hundredweight which increased 3.7% and 3.8% in the quarter and six-month period, respectively, due to an effective rate increase of approximately 3.3% in October 1998.

      Salaries, wages and benefits increased 6.3% and 3.9% in the quarter and six-month period, respectively, over the prior year due primarily to increased business levels and a Teamster wage and benefit increase on April 1st. The Company stepped up its driver recruitment and training in the quarter and carried over 200 additional drivers in anticipation of driver retirements expected to occur during the remainder of the year, adding $3.0 million of additional wage expense.

      Operating expenses increased 13.8% and 8.8% in the quarter and six- month period, respectively, due primarily to increased shipment levels, start-up costs associated with the expansion of the Company's 2-day service offering and higher than anticipated costs associated with transitioning information technology services from the former parent to a third party. Lease expense for new revenue equipment, software amortization related to the replacement of certain operational and financial systems, costs associated with hiring and training new employees and costs associated with the Company's Year 2000 project also contributed to the increase. The Company was also adversely impacted by a 5.8% increase in the average fuel cost per gallon in the quarter.

      Purchased transportation increased 22.4% and 17.7% in the quarter and six-month period, respectively, due to the use of owner-operators for new truckload operations, costs associated with the Company's growing PrimeTime service and increased rail costs. Although rail miles as a percentage of total inter-city miles remained relatively flat in the quarter and six-month period, total rail costs increased due to an approximately 3% increase in rail cost per mile.

      Operating taxes and licenses increased marginally, in line with business levels.

      Claims and insurance expense increased 13.6% and 9.1% in the quarter and six-month period, respectively, due to higher claims experience year-over-year.

      Depreciation increased 7.2% and 2.3% in the quarter and six-month period, respectively, due to increased capital expenditures in 1999 as the Company began replacing older revenue equipment.

      The above factors resulted in a $10.5 million decrease in operating income to $5.0 million for the quarter. The operating ratio deteriorated to 99.2% from 97.2%. Operating income decreased
$12.2 million in the six-month period to $18.2 million, with the operating ratio deteriorating to 98.4% from 97.2%.

      Other expense, net, increased $327,000 and $419,000 in the quarter and six-month period, respectively, due to decreased investment income on the Company's short-term investments. Short-term investments decreased as funds were used for capital expenditure purposes.

      The Company's effective income tax rates differ from the statutory Federal rate due primarily to foreign and state taxes and non-deductible items.

      Management is continuing with its infrastructure investments to expand its new 2-day service offering to be more competitive in the shorter length-of-haul market. Combined with additional value-added service offerings like CF PrimeTime and CF SureTime, a new time-definite delivery service introduced in August, management is expanding its service offerings. Continued yield enhancements and cost containment should offset salary, wage and benefit increases of $10.0 million and amortization of $3.0 million related to the replacement of certain operational and financial systems for Year 2000 compliance during the remainder of the year.

      As discussed in Footnote 3, the Company has a restricted stock program. If performance conditions are met in December 1999, approximately 1,087,000 shares of common stock will be issued to employees, and compensation expense recognized based on the market price of the stock at that time. Based upon the closing stock price of $12.84 per share on June 30, 1999, the Company would recognize an $8.0 million non-cash charge, net of related tax benefits.

     As discussed above, the Company experienced a significant increase in fuel costs in the second quarter as the average cost per gallon increased approximately 28% over the first quarter. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. This provision of the rules tariff became effective July 12th. However, there can be no assurance that the Company will be able to successfully implement such surcharges in response to increased fuel costs in the future.

      As discussed in more detail in Footnote 6, the Company is party to a tax sharing agreement with its former parent. Given the uncertainties surrounding the amount and timing of any obligations of the Company under the tax sharing agreement, there can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.


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


YEAR 2000

     Management has a formal plan in place through which it has identified its operational and financial systems and applications requiring either modification or replacement for Year 2000 compliance. Of these systems, the Company's on-line equipment and freight tracking system is deemed most critical. Based upon an assessment at June 30, 1999, testing and modification of mission critical IT mainframe applications, which includes the on-line equipment and freight tracking system, is 100% complete while non-mission critical mainframe applications are expected to be completed in August. Non-mainframe related Year 2000 activities are approximately 70% complete. Expenses related to Year 2000 modifications totaled $1.5 million for the six months ended June 30, 1999 and include payroll and payroll related costs as well as the costs  of  external  consultants.  In certain cases,  management  has opted  to  replace  rather than modify certain  of  its  systems  and applications. Costs associated with the replacement of systems and applications are capitalized. As of June 30, 1999, $27.3 million has been capitalized and includes hardware, software and payroll costs as well as costs of external consultants. Management expects to spend an additional $15 million to replace and/or convert its internal systems for Year 2000 compliance. Of this amount, it is expected that approximately $3 million will be expensed and approximately $12 million will be capitalized. These estimates may be revised based upon the results of continued implementation. Management expects that all Year 2000 system modifications and replacements will be funded with cash from operations.

     Management has engaged outside consultants as part of the process of assessing its Year 2000 risks. Part of that assessment includes 3rd party compliance readiness. Management has identified and prioritized its critical customers and key vendors of products and services and is soliciting written responses to Year 2000 readiness questionnaires. Management has completed substantially all of the vendor verification portion of the effort. Management is formulating contingency plans as necessary based upon the results of those questionnaires.

      As noted above, modification and testing of the Company's on-line equipment and freight tracking system is complete. Management anticipates having all of its internal systems Year 2000 compliant by September 1999. To the extent that the Company or its critical customers and key suppliers fail to achieve Year 2000 compliance, there could be a material adverse effect on the Company's business, results of operations and financial position.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company had $101.2 million in cash and cash equivalents. Net cash flow from operations for the six months ended June 30, 1999 was $6.8 million due primarily to net income and depreciation and amortization. Management expects cash flow from operations for 1999 will be sufficient for working capital requirements. Capital expenditures for the six months ended June 30, 1999 were $30.7 million compared with $7.2 million in the same period last year. Management expects capital expenditures to be approximately $73 million for the remainder of the year primarily for the purchase of operating equipment and upgrades to terminal properties. It is anticipated that those expenditures will be funded with existing cash balances and cash from operations, supplemented by financing arrangements.

     The Company is in the process of completing a six-year operating lease agreement for approximately 700 new trucks and tractors that will be placed in service throughout the third quarter. Lease payments for these new trucks and tractors are expected to be approximately $3 million for the remainder of 1999 and $9 million annually through 2005. These new units are replacements for older equipment currently in service.

      The Company has a secured credit facility under which it has $150.0 million available for working capital and letter of credit needs. As of June 30, 1999, the Company had no short-term borrowings and $74.6 million of letters of credit outstanding. The credit facility terminates on January 2, 2000. The Company is currently negotiating a new credit facility.

      As discussed in Footnote 6, the Company is party to a tax sharing agreement with its former parent. Given the uncertainties surrounding the amount and timing of any obligations of the Company under the tax sharing agreement, there can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.

OTHER

     On May 13, 1999, Patrick H. Blake was promoted to President of Consolidated Freightways Corporation of Delaware (CFCD), a subsidiary, and Chief Operating Officer of the parent company. Mr. Blake was formerly Executive Vice President of Operations. Also on May 13, 1999, Sunil Bhardwaj was promoted to Senior Vice President and Chief Financial Officer of CFCD and the parent company. Mr. Bhardwaj, formerly Vice President of Planning and Treasurer, replaces David F. Morrison who left the Company.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Shareholders Meeting held May 10, 1999, the following matters were presented with the indicated voting results:

      For the purpose of electing members of the Board of Directors, the votes representing shares of Common stock were cast as follows:


                 Nominee               For         Withheld
            Robert W. Hatch         21,008,966      728,820
            John M. Lillie          21,009,631      728,155
            Raymond F. O'Brien      21,019,112      718,674


The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: W. Roger Curry, G. Robert Evans, Paul B. Guenther, James B. Malloy and William
D. Walsh.

     For the purpose of approving the 1999 Equity Incentive Plan, the votes representing shares of Common stock were cast as follows: For:
11,811,750; Against: 6,410,606; Abstain: 104,241.

      For the purpose of approving the Non-Employee Director's Equity Plan, the votes representing shares of Common stock were cast as follows: For: 15,689,838; Against: 2,465,027; Abstain: 171,730.

ITEM 5.  Stockholder Proposals

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company between January 15, 2000 and February 14, 2000 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           (10.1) Employment Agreement for Sunil Bhardwaj.
           (10.2) Amended Employment Agreement for David F. Morrison. (10.3) 1999 Consolidated Freightways Corporation Equity
                    Incentive Plan and Stock Option Agreement.
           (10.4) Consolidated Freightways Corporation Non-Employee
                    Directors' Stock Option Plan and Stock Option
                    Agreement.

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


                                Consolidated Freightways Corporation
                                          (Registrant)


August 12, 1999                           /s/Sunil Bhardwaj
                                          Sunil Bhardwaj
                                          Senior Vice President and
                                          Chief Financial Officer


August 12, 1999                           /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                          Controller