Form 10-Q
period 1999-09-30
CONSOLIDATED FREIGHTWAYS CORP
filed 1999-11-12
CIK 1022581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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




             Number of shares of Common Stock, $.01 par value,
              outstanding as of October 31, 1999: 21,728,929


                    CONSOLIDATED FREIGHTWAYS CORPORATION
                                 FORM 10-Q
                      Quarter Ended September 30, 1999

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



  PART I.  FINANCIAL INFORMATION                                Page

   Item 1.     Financial Statements

          Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998               3

          Statements of Consolidated Income -
            Three and Nine Months Ended
             September 30, 1999 and 1998                           5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1999 and 1998          6

          Notes to Consolidated Financial Statements               7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations         12

  Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                     17



PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                       17

  Item 6. Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                        18



                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                  September 30,    December 31,
                                                        1999            1998

                                                        (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   95,680     $  123,081
   Trade accounts receivable, net of allowances        343,379        292,463
   Other receivables                                     5,522          9,195
   Operating supplies, at lower of average
     cost or market                                      8,541          7,561
   Prepaid expenses                                     39,145         40,335
   Deferred income taxes                                 6,806          6,806
      Total Current Assets                             499,073        479,441

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 83,287         78,218
   Buildings and improvements                          349,271        343,492
   Revenue equipment                                   545,194        562,624
   Other equipment and leasehold improvements          134,299        123,404
                                                     1,112,051      1,107,738
   Accumulated depreciation and amortization          (750,330)      (746,966)
                                                       361,721        360,772
OTHER ASSETS
   Deposits and other assets                            55,609         32,199
   Deferred income taxes                                24,541         17,978
                                                        80,150         50,177

TOTAL ASSETS                                        $  940,944     $  890,390



     The accompanying notes are an integral part of these statements.

                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                  September 30,  December 31,
                                                     1999          1998

                                                    (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  88,341      $ 84,861
   Accrued liabilities                                216,191       187,528
   Accrued claims costs                                73,111        72,942
   Federal and other income taxes                      20,002        14,173
      Total Current Liabilities                       397,645       359,504

LONG-TERM LIABILITIES
   Long-term debt                                      15,100        15,100
   Accrued claims costs                                96,927       103,574
   Employee benefits                                  122,540       117,236
   Other liabilities and deferred credits              30,553        28,258
      Total Liabilities                               662,765       623,672

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --            --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,100,515
     and 23,066,905 shares, respectively                  231            231
   Additional paid-in capital                          77,416         77,303
   Accumulated other comprehensive loss                (9,912)       (11,565)
   Retained earnings                                  218,907        204,919
   Treasury stock, at cost (907,586 and 477,686
     shares, respectively)                             (8,463)        (4,170)
       Total Shareholders' Equity                     278,179        266,718

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 940,944      $ 890,390



     The accompanying notes are an integral part of these statements.




                            CONSOLIDATED FREIGHTWAYS CORPORATION

                             STATEMENTS OF CONSOLIDATED INCOME
                     (Dollars in thousands except per share amounts)


                               For the Three Months          For the Nine Months
                                       Ended                        Ended
                                     September 30,              September 30,
                                  1999        1998            1999         1998

REVENUES                     $  625,547  $  571,231      $1,773,536  $1,668,720

COSTS AND EXPENSES
 Salaries, wages and benefits   396,109     369,116       1,134,290   1,079,802
 Operating expenses             107,224      88,185         299,224     264,730
 Purchased transportation        65,358      54,840         176,475     149,261
 Operating taxes and licenses    18,103      16,450          52,479      50,768
 Claims and insurance            15,289      13,175          43,797      39,316
 Depreciation                    13,741      12,068          39,394      37,140
                                615,824     553,834       1,745,659   1,621,017
OPERATING INCOME                  9,723      17,397          27,877      47,703

OTHER INCOME (EXPENSE)
 Investment income                  619       1,428           2,273       3,843
 Interest expense                  (922)       (980)         (2,840)     (2,947)
 Miscellaneous, net                 (56)       (279)           (641)     (1,157)
                                   (359)        169          (1,208)       (261)

Income before income taxes        9,364      17,566          26,669      47,442
Income taxes                      4,634       8,335          12,681      23,721

NET INCOME                   $    4,730  $    9,231      $   13,988  $   23,721

Basic average shares
   outstanding               22,564,538  22,710,557      22,599,509  22,928,421
Diluted average shares
   outstanding               22,564,538  22,710,557      22,874,547  23,716,953

Basic Earnings per Share:    $     0.21  $     0.41      $     0.62  $     1.03

Diluted Earnings per Share:  $     0.21  $     0.41      $     0.61  $     1.00



        The accompanying notes are an integral part of these statements.




                   CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                      Nine Months Ended
                                                         September 30,
                                                      1999         1998
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $ 123,081     $ 107,721

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             13,988        23,721
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                          43,279        38,470
Decrease in deferred income taxes                      (6,563)       (1,735)
(Gains) losses from property disposals, net              (898)            6
Issuance of common stock under restricted stock plan      228             -
Changes in assets and liabilities:
   Receivables                                        (47,243)      (15,127)
   Prepaid expenses                                     1,190        (4,396)
   Accounts payable                                     3,480        (8,622)
   Accrued liabilities                                 28,663        13,393
   Accrued claims costs                                (6,478)      (10,904)
   Income taxes                                         5,829        12,289
   Employee benefits                                    5,304         1,681
   Other                                              (25,738)       (5,175)
   Net Cash Provided by Operating Activities           15,041        43,601

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (42,599)      (16,433)
   Proceeds from sales of property                      4,569         1,397
   Net Cash Used by Investing Activities              (38,030)      (15,036)

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                          (4,412)      (12,555)
   Net Cash Used by Financing Activities               (4,412)      (12,555)

Increase (decrease) in Cash and Cash Equivalents      (27,401)       16,010

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  95,680     $ 123,731



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

Geographic Information

(Dollars in thousands)

                   Three Months Ended            Nine Months Ended
                      September 30,                September 30,
                   1999      1998               1999         1998

Revenues
United States    $591,922  $541,149          $1,678,851   $1,577,394
Canada             33,625    30,082              94,685       91,326
Total            $625,547  $571,231          $1,773,536   $1,668,720


Geographic Information (continued)

                           As of
                        September 30,
                       1999     1998

Long-Lived Assets
United States       $330,101  $335,570
Canada                31,620    24,166
Total               $361,721  $359,736


3. Stock Compensation

      As  of  September  30, 1999 there were approximately  1,087,000 granted  but  unissued restricted common shares  remaining  from  the initial grant made under the Company's Stock Option and Incentive Plan. Those shares vest as early as December 16, 1999, but are contingent upon the Company's stock price achieving a 60% increase over the price at the time of grant to $11.96. If performance conditions are met, those shares will be issued to employees in December 1999 and compensation expense will be recognized based on the market price of the stock at that time. At September 30, 1999, the stock price was below the pre-determined level required for vesting.

      The Company granted an additional 141,000 restricted common shares to senior management in May 1999. These shares, which have a maximum term of three years, vest as early as May 2000, but are contingent on the Company's stock price achieving $20.00 per share. Also in May 1999, the Company granted 916,400 stock options to members of the Board of Directors and management at prices ranging from $13.00 to $14.0625 per share, equal to the closing stock prices on the dates of the grants. The options vest ratably over 48 months, beginning in January 2000 and expire in May 2004.



4. Earnings per Share

      The following chart reconciles basic to diluted earnings per share for the three and nine months ended September 30, 1999 and 1998. See Footnote 3 for a discussion of dilutive securities.

(Dollars in thousands except per share amounts)

                                          Weighted
           Three                           Average             Earnings
        Months Ended       Net Income      Shares             Per Share

     September 30, 1999
      Basic                 $ 4,730        22,564,538          $0.21
      Dilutive effect of
        restricted stock
        and stock options        --                --             --
      Diluted               $ 4,730        22,564,538          $0.21

     September 30, 1998
      Basic                 $ 9,231        22,710,557          $0.41
      Dilutive effect of
        restricted stock
        and stock options        --                --             --
      Diluted               $ 9,231        22,710,557          $0.41


                                            Weighted
         Nine                               Average             Earnings
       Months  Ended         Net  Income     Shares            Per Share

     September 30, 1999
      Basic                   $13,988        22,599,509          $0.62
      Dilutive effect of
        restricted stock
        and stock options          --           275,038          (0.01)
      Diluted                 $13,988        22,874,547          $0.61

     September 30, 1998
      Basic                   $23,721        22,928,421          $1.03
      Dilutive effect of
        restricted stock
        and stock options          --           788,532          (0.03)
      Diluted                 $23,721        23,716,953          $1.00





5. Comprehensive Income

      Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:


(Dollars in thousands)

                                           Three                 Nine
                                        Months Ended          Months Ended
                                        September 30,         September 30,
                                       1999     1998         1999     1998


Net Income                           $4,730    $9,231      $13,988  $23,721
Other Comprehensive Income (Loss):
  Foreign currency translation
   adjustments                         (223)   (1,711)       1,653   (4,001)
Comprehensive Income                 $4,507    $7,520      $15,641  $19,720


6. Credit Facility

      On October 12, 1999, the Company entered into a new, multi-year $175 million unsecured credit facility with several banks to provide for working capital and letter of credit needs. Borrowings under the agreement bear interest at LIBOR plus a margin. This agreement replaces the Company's $150 million secured credit facility that was due to expire in January 2000. As of September 30, 1999, the Company had no short-term borrowings and $74.6 million of letters of credit outstanding under the old facility, which were transferred to the new credit facility.


7. Contingencies

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






        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


     Revenues for the quarter ended September 30, 1999 increased 9.5% over the prior year on total and less-than-truckload (LTL) tonnage increases of 3.1% and 2.8%, respectively. Total and LTL shipments increased 5.0% and 5.1%, respectively. During the quarter, the Company benefited from a 35% increase in its PrimeTime business, continued expansion of its two-day service offering and growth at its start-up truckload services company. Also contributing to the growth was incremental business received from existing customers following the mid-year shut-down of two major LTL carriers. Revenue per hundredweight increased 4.0% for the quarter due to rate increases and the effects of a fuel surcharge implemented on July 8th, in response to higher fuel costs. Revenues for the nine-month period increased 6.3% on total and LTL tonnage increases of 0.7% and 1.2%, respectively, and revenue per hundredweight increased 3.9%.

      Salaries, wages and benefits increased 7.3% and 5.0% in the quarter and nine-month period, respectively, due to increased business levels and a Teamster wage and benefit increase on April 1st. As noted above, the Company received incremental business from the shutdown of two major LTL carriers. Unfortunately, a high proportion of this incremental business consisted of light and bulky shipments inadequately priced to recoup incremental handling costs. These increased expenses were partially offset by reduced incentive compensation.

      Operating expenses increased 21.6% and 13.0% in the quarter and nine-month period, respectively, due primarily to increased business levels and the change in freight mix, as noted above. Additionally, the average fuel cost per gallon increased 38% in the quarter. As discussed above, the Company implemented a fuel surcharge effective July 8th in response to higher fuel costs, as permitted under the Company's rules tariff. The Company was also impacted by higher than anticipated costs associated with transitioning information systems to a third party, start-up costs associated with the continued expansion of the Company's 2-day service, increased purchased labor related to the Company's Mexico operations and software amortization related to the replacement of certain operational and financial systems. Lease expense for new revenue equipment increased 35% in the quarter as the Company continued to make significant fleet replacements.

      Purchased transportation increased 19.2% and 18.2% in the quarter and nine-month period, respectively, due to the use of owner-operators for new truckload operations, costs associated with the
Company's  growing PrimeTime service and increased rail costs.   Rail
miles  as  a percentage of total inter-city miles were 28.2%  in  the
quarter and 27.2% in the nine-month period.  The Company    benefited
from a slight decrease in rail costs per mile in the quarter; however, rail costs per mile increased approximately 2% in the nine-month period.

      Operating taxes and licenses increased 10.0% and 3.4%  for  the
quarter   and  nine-month  period,  respectively,  due  to  increased business levels and increased property taxes on terminal properties.

      Claims and insurance expense increased 16.0% and 11.4%  in  the
quarter   and  nine-month  period,  respectively,  due  to  increased business levels and higher claims experience year-over-year.

      Depreciation increased 13.9% and 6.1% in the quarter and nine-month period, respectively, due to increased capital expenditures in 1999 for the replacement of older revenue equipment.

      The above factors resulted in a $7.7 million decrease in operating income to $9.7 million for the quarter. The operating ratio deteriorated to 98.4% from 97.0%. Operating income decreased
$19.8 million in the nine-month period to $27.9 million, with the operating ratio deteriorating to 98.4% from 97.1%.

      Other expense, net, increased $528,000 and $947,000 in the quarter and nine-month period, respectively, due to decreased investment income on the Company's short-term investments. Short-term investments decreased as funds were used for capital expenditure purposes.

      The Company's effective income tax rates differ from the statutory Federal rate due primarily to foreign and state taxes and non-deductible items.

      Management is continuing to expand its expedited service offerings and invest in its new 2-day service offering. This includes consolidating terminals and expanding others to expedite freight through the system, reducing handling and related costs. Additionally, management will work to reprice or remove the less profitable freight from the system that had an adverse impact on previous results. As a result of information systems enhancement and higher usage, management expects an additional $2 million of expense per quarter. Cost benefits should partially offset the additional increased information systems costs.

      As discussed in Footnote 3, the Company has a restricted stock program. If performance conditions are met in December 1999, approximately 1,087,000 shares of common stock will be issued to employees, and compensation expense recognized based on the market price of the stock at that time. At September 30, 1999, the stock price was below the pre-determined level required for vesting.

      As discussed above, the Company experienced a 38% increase in fuel costs in the third quarter over the prior year. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. This provision of the rules tariff became effective July 8th. However, there can be no assurance that the Company will be able to maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.

      As discussed in more detail in Footnote 7, the Company is party to a tax sharing agreement with its former parent. Given the uncertainties surrounding the amount and timing of any obligations of the Company under the tax sharing agreement, there can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.


YEAR 2000

     Management has a formal plan in place through which it has identified its operational and financial systems and applications requiring either modification or replacement for Year 2000 compliance. Of these systems, the Company's on-line equipment and freight tracking system is deemed most critical. Based upon an assessment at September 30, 1999, testing and modification of mission critical IT mainframe applications, which includes the on-line equipment and freight tracking system, and non-mission critical mainframe applications are 100% complete. Non-mainframe related Year 2000 activities are approximately 90% complete. Expenses related to Year 2000 modifications totaled $3.4 million for the nine months ended September 30, 1999 and include payroll and payroll related costs as well as the costs of external consultants. In certain cases, management has opted to replace rather than modify certain of its systems and applications. Costs associated with the replacement of systems and applications are capitalized. As of September 30, 1999, $36.4 million has been capitalized and includes hardware, software and payroll costs as well as costs of external consultants. Management expects to spend an additional $9 million to replace and/or convert its internal systems for Year 2000 compliance. Of this amount, it is expected that approximately $1 million will be expensed and approximately $8 million will be capitalized. These estimates may be revised based upon the results of continued implementation. Management expects that all Year 2000 system modifications and replacements will be funded with cash from operations.

     Management has identified and prioritized its critical customers and key vendors of products and services and is soliciting written responses to Year 2000 readiness questionnaires. Management has completed substantially all of the vendor verification portion of the effort. Management is formulating contingency plans as necessary based upon the results of those questionnaires.

     As noted above, testing and modification of mission critical and non-mission critical IT mainframe applications are 100% complete. Non-mainframe related Year 2000 activities are approximately 90%
complete.   The Company is currently enterprise testing  for  further
Year 2000 assurance as well as distributing replacement equipment where necessary. To the extent that the Company or its critical customers and key suppliers fail to achieve Year 2000 compliance, there could be a material adverse effect on the Company's business, results of operations and financial position.


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company had $95.7 million in cash and cash equivalents. Net cash flow from operations for the nine months ended September 30, 1999 was $15.0 million compared with $43.6 million in the prior year. The decrease was due in large part to lower net income and increased expenditures to replace operational and financial systems for Year 2000 compliance. Depreciation and amortization includes approximately $3 million of amortization related to replacement of those systems. The increase in accounts receivable is primarily attributable to increased business levels. Management expects cash flow from operations for 1999 will be sufficient for working capital requirements. Capital expenditures for the nine months ended September 30, 1999 were $42.6 million compared with $16.4 million in the same period last year. Management expects capital expenditures to be approximately $42 million for the remainder of the year, primarily for the purchase of equipment and upgrades to terminal properties. It is anticipated that those expenditures will be funded with existing cash balances and cash from operations, supplemented by financing arrangements. During the quarter ended September 30, 1999, the Company repurchased 443,500 shares of its common stock for $4.4 million. Management is authorized to repurchase an additional $8.0 million of common stock.

      On October 12, 1999, the Company entered into a new, multi-year $175 million unsecured credit facility with several banks to provide for working capital and letter of credit needs. Borrowings under the agreement bear interest at LIBOR plus a margin. This agreement replaces the Company's $150 million secured credit facility that was due to expire in January 2000. As of September 30, 1999, the Company had no short-term borrowings and $74.6 million of letters of credit outstanding under the old facility, which were transferred to the new credit facility.

      Also in October, the Company refinanced an existing lease agreement covering 2,700 of the Company's trucks and tractors, lowering the lease expense and extending the lease term.

      During the quarter, the Company completed a six-year operating lease agreement for 670 new trucks and tractors. Incremental lease payments for these new trucks and tractors are expected to be $1.5 million for the remainder of 1999 and $5.9 million annually through 2005. These new units are replacements for older equipment currently in service. The Company expects to complete another six-year lease agreement for 100 new trucks and tractors in December 1999. Incremental lease payments are expected to be $855,000 annually through 2005.

      As discussed in Footnote 7, the Company is party to a tax sharing agreement with its former parent. Given the uncertainties surrounding the amount and timing of any obligations of the Company under the tax sharing agreement, there can be no assurance that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations or financial position.


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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risks related to changes in interest rates and foreign currency exchange rates, primarily the Canadian dollar and Mexican peso. Management believes that the impact on the Company's financial position, results of operations and cash flows from fluctuations in interest rates and foreign currency exchange rates would not be material. Consequently, management does not currently use derivative instruments to manage these risks; however, it may do so in the future.




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



ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits


           (27)   Financial Data Schedule


        (b) Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended
                September 30, 1999.




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


November 12, 1999                        /s/Sunil Bhardwaj
                                         Sunil Bhardwaj
                                         Senior Vice President and
                                           Chief Financial Officer


November 12, 1999                         /s/Robert E. Wrightson
                                          Robert E. Wrightson
                                          Senior Vice President and
                                            Controller