Form 10-K
period 1999-12-31
CONSOLIDATED FREIGHTWAYS CORP
filed 2000-03-30
CIK 1022581

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999   Commission File Number  1-12149

                 CONSOLIDATED FREIGHTWAYS CORPORATION


                 Incorporated in the State of Delaware
             I.R.S. Employer Identification No. 77-0425334

               175 Linfield Drive, Menlo Park, CA  94025
                    Telephone Number (650) 326-1700

      Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each
                                                      Exchange on
        Title of Each Class                           Which Registered

        Common Stock ($.01 par value)                      NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___     No_______

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X____

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on the National Automated System of the National Association of Securities Dealers Inc. Automated Quotation System on February 29, 2000:
$102,514,124

             Number of shares of Common Stock outstanding
                     as of February 29, 2000: 21,362,185

                  DOCUMENTS INCORPORATED BY REFERENCE

                          Parts I, II and IV


Parts I, II and IV are incorporated by reference from Consolidated Freightways Corporation's 1999 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K.)

                                         Part III

Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 2000 Annual Meeting of Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K.)


                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1999

_______________________________________________________________________


                                 INDEX

 Item                                                            Page

                                PART I

     1.     Business                                              3
     2.     Properties                                            7
     3.     Legal Proceedings                                     8
     4.     Submission of Matters to a Vote of Security Holders   8

                                PART II

     5.     Market for the Registrant's Common Stock and
             Related Stockholder Matters                          8
     6.     Selected Financial Data                               8
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  8
     7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                          9
     8.     Financial Statements and Supplementary Data           9
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  9

                               PART III

     10.    Directors and Executive Officers of the Registrant   10
     11.    Executive Compensation                               10
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               11
     13.    Certain Relationships and Related Transactions       11

                                PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         11

     Signatures                                                  12

     Index to Information Incorporated by Reference              13

     Index to Financial Information                              14



                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1999
_______________________________________________________________________


                                PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated  Freightways  Corporation is a holding  company  that  was incorporated in Delaware in 1996. It is herein referred to as the "Registrant" or "Company". The Company was formerly a subsidiary of CNF Inc. (the former parent) through December 1, 1996. The Company consists of Consolidated Freightways Corporation of Delaware (CFCD), a nationwide motor carrier, incorporated in 1958 as successor to the original trucking company organized in 1929, and its Canadian operations, including Canadian Freightways Limited, Epic Express, Milne & Craighead, Inc., Interport Sufferance Warehouses, Blackfoot Logistics Ltd. and other related businesses; Redwood Systems, Inc., a supply chain management services provider; and the Leland James Service Corporation, an administrative service provider. The Company primarily provides less-than-truckload (LTL) transportation and supply chain management services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries.


(b) Financial Information About Industry Segments

Segment information is summarized in Note 10 on page 27 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.


(c) Narrative Description of Business

The Company, headquartered in Menlo Park, California, is the holding company of CFCD, a full-service trucking company providing less-than-truckload freight services throughout the United Stated and Canada, as well as in Mexico through a joint venture, and one-stop international freight service between the United States and more than 80 countries worldwide through operating agreements with ocean carriers and a network of international partners. Operations consist of an extensive transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring consistent, expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. Less-than-truckload (LTL) is an industry designation for shipments weighing less than 10,000 pounds. CFCD is one of the nation's largest LTL motor carriers in terms of 1999 revenues. The Company also provides supply chain management services through its wholly-owned subsidiary, Redwood Systems, Inc. (Redwood). Redwood is a third party, non-asset based logistics company that offers complete supply chain management services including dedicated contract warehousing and carriage, just-in-time delivery and specialized time-definite distribution, information-based logistics services and worldwide multi-modal logistics.

CFCD's primary competitors in the national LTL market are Yellow Freight System, Inc., Roadway Express, Inc. and Arkansas Best Corporation. CFCD also competes for LTL freight with regional LTL motor carriers, small package carriers, private carriage and freight forwarders. Competition for freight is based primarily upon price, service consistency and transit time. The Company is faced with a steady erosion of its traditional "greater than 1,500 miles" length-of-haul market due to trends such as the "regionalization" of freight due to just-in-time inventory practices, distributed warehousing and other changes in business processes. Also contributing to this decline are new longer length-of-haul service offerings by regional and parcel carriers. To remain competitive, the Company is continuing to invest in its infrastructure to facilitate operations in the 500 to 1,500 mile length-of-haul market. This includes closing some terminals and expanding others to expedite freight through the system, reducing handling and related costs. The Company successfully launched second day service in certain eastern bound markets in early 1998, reducing transit times by 1 to 2 days, and aggressively expanded this service offering in 1999. Additionally, the Company must continue to develop services tailored to customers' needs, like CF PrimeTime, the Company's premium expedited service offering. The Company must also continue to improve its freight profile through yield management programs designed to seek appropriate compensation for the freight it handles.

As a large carrier of LTL general freight, at December 31, 1999, CFCD operated 38,435 vehicle units including inter-city tractors and trailers and pick-up and delivery units. It had a network of 351 U.S. and Canadian freight terminals, metro centers and regional consolidation centers.

There  is a broad diversity in the customers served, size of shipments,
commodities  transported  and  length of  haul.   No  single  commodity
accounted for more than a small fraction of total revenues.

CFCD operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and sleeper teams, which in 1999 approximated 20% of all linehaul miles in North America. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFCD generally utilizes trailer equipment that is 102 inches in width. CFCD continued to maximize use of lower-cost rail services where feasible in 1999. Rail miles as a percentage of total linehaul miles approximated 27%. In 1999, CFCD operated in excess of 649 million linehaul miles.

CFCD and several Canadian subsidiaries serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian operations utilize a fleet of over 1,530 trucks, tractors and trailers.


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


Employees

At December 31, 1999, approximately 82% of the Company's domestic employees were represented by various labor unions, primarily the
International  Brotherhood  of  Teamsters.  On  April  13,  1998,   the
International Brotherhood of Teamsters ratified a new five-year National Master Freight Agreement with CFCD and three other national motor freight carriers.

Labor costs, including fringe benefits, averaged approximately 64% of the Company's 1999 revenues. The Company had approximately 22,100, 21,000 and 21,600 employees at December 31, 1999, 1998 and 1997, respectively.


Fuel

      The average fuel cost per gallon, excluding taxes, was $0.578, $0.462 and $0.659 for the years ended December 31, 1999, 1998 and 1997. During periods of sharply higher fuel costs, the Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, including tax, as determined from the Energy Information Administration of the Department of Energy's
publication of weekly retail on-highway diesel prices. A fuel surcharge was implemented throughout all of 1997 and was discontinued in early 1998, when fuel prices started to decline. However, as fuel prices began to increase again in 1999, the Company implemented a fuel surcharge effective in July. Significant increases in fuel prices, to the extent not offset by increases in transportation rates, would have a material adverse effect on the profitability of the Company. There can be no assurance that the Company will be able to maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.


Year 2000

      The Company successfully completed the conversion of its internal systems for Year 2000 compliance. Costs to modify operational and financial systems and applications in 1999 were $4.9 million, and include payroll and payroll-related costs as well as the costs of external consultants. Total life-to-date costs of modifying operational and financial systems and applications for Year 2000 compliance were $11.1 million. In certain cases, management opted to replace rather than modify certain of its financial systems and applications. Costs associated with the replacement of those systems and applications have been capitalized. As of December 31, 1999, $41.2 million has been capitalized and includes the costs of hardware, software, and payroll costs, as well as the costs of external consultants. Given the possibility that not all Year 2000 problems would appear on January 1, the Company is continuing to monitor its internal systems, as well as its ability to transact with major customers and suppliers. However, the Company does not expect that the impact of any subsequent Year 2000 disruptions will have a material adverse effect on the Company's financial position or results of operations.


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

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA), the Federal Motor Carrier Safety Administration (FMCSA) and the Surface Transportation Board
(STB), all of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The FMCSA, which was created in March 2000, enforces comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, analysis of and record-keeping for accidents, and transportation of hazardous materials. Because CFCD makes large and increasing use of rail "piggyback" (trailer-on-flatcar) service as permitted under its current collective bargaining agreements, CFCD must also comply with the hazardous materials transportation regulations of DOT's Federal Railroad Administration. Compliance with similar regulations of DOT's Federal Aviation Administration is required when CFCD tenders shipments to air carriers in the PrimeTime Air program.
As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

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

During 1999, 1998 and 1997 there was no single customer of the Company that accounted for 10% or more of consolidated revenues.

The Company is subject to Federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company stores some of its fuel for its trucks and tractors in 252 underground tanks located in 48 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial position. However, there can be no assurances that environmental matters existing with respect to the Company, or compliance by the Company with laws relating to environmental matters, will not have a material adverse effect on the Company's business, financial position or results of operations.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 2000 will not be material.

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


(d)  Financial  Information About Foreign and Domestic  Operations  and
Export Sales.

Geographic information is summarized in Note 10 on page 27 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2.   PROPERTIES

The following summarizes the terminals, freight service centers and warehouses operated by the Company or its subsidiaries at December 31, 1999. These major facilities generally consist of a large dock with loading doors, a small office and a large yard for the movement of tractors and trailers in the normal business operations. As the Company continues to invest in its infrastructure to become more competitive in the shorter length-of-haul lanes, some terminals will be consolidated and others expanded.
                         Owned     Leased    Total

                          217       138       355

The following table sets forth the location and square footage of the principal facilities operated by the Company or its subsidiaries:

                      Location             Square Footage

               (e)  Rancho Cucamonga, CA          419,064
               (e)  Guadalajara, Mexico           369,750
                    Mira Loma, CA                 280,672
                    Chicago, IL                   231,159
                    Carlisle, PA                  151,100
                    Kansas City, MO               131,916
               (f)  Edmonton, Alberta, Canada     121,415
               (b)  Columbus, OH                  118,774
                    Memphis, TN                   118,745
                    Nashville, TN                 118,622
               (a)  Indianapolis, IN              109,460
                    Orlando, FL                   101,557
               (e)  Mira Loma, CA                 109,790
                    South Chicago, IL              98,738
               (e)  St. Petersburg, FL             95,812
               (f)  Vancouver, British Columbia,
                      Canada                       95,725
               (a)  Minneapolis, MN                94,890
                    Charlotte, NC                  89,204
                    St. Louis, MO                  88,640
                    Akron, OH                      82,494
                    Sacramento, CA                 81,286
                    Atlanta, GA                    77,920
                    Houston, TX                    77,346
                    Dallas, TX                     75,358
             (a)(d) Freemont, IN                   73,760
             (a)(d) Peru, IL                       73,760
                    Buffalo, NY                    73,380
                    Milwaukee, WI                  70,661
                    Salt Lake City, UT             68,480
                    Seattle, WA                    59,720
               (f)  Toronto, Ontario, Canada       53,431
               (c)  Springfield, MA                51,760


(a) Facility partially or wholly financed through the issuance of industrial revenue bonds.
(b) Property pledged as collateral for the benefit of CNF Inc. for workers' compensation claims prior to the spin-off of the Company from its former parent, as required under the Reimbursement and Indemnification Agreement dated October 1, 1996.
(c) Property is leased from a subsidiary of CNF Inc. through December 1, 2005.
(d)  Terminal closed in January 2000 as part of consolidation.
(e) Dedicated contract warehouse and distribution facility operated by Redwood.
(f)  Property is owned by one of the Company's Canadian subsidiaries.



ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Item 8. Discussions of certain environmental matters are presented in Items 1 and 7.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                PART II


ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
            STOCKHOLDER MATTERS

The Company's Common Stock is listed for trading on the NASDAQ Stock Market's National Market. The Company's Common Stock began trading on December 3, 1996. The quarterly ranges of the market price of the Company's Common Stock during the period January 1, 1998 to December 31, 1999 are presented in the "Quarterly Financial Data" on page 30 of the 1999 Annual Report to Shareholders and are incorporated herein by reference. Currently there are no cash dividends paid on the Company's Common Stock. The Company presently expects that it will not pay a dividend in 2000. The Company's dividend policy thereafter will be dependent on the circumstances then in existence. There can be no assurance, however, that the Company will pay any cash dividends on its Common Stock in the future.

During 1999, the Company repurchased 1,407,725 shares of its Common Stock for $12.6 million. This completed a $25 million stock repurchase program approved by the Board of Directors in 1998. On December 14, 1999, the Board of Directors authorized the repurchase of an additional $20 million of Common Stock, of which $19.8 million remains available.

As of December 31, 1999, there were 31,800 holders of record of the Common Stock ($.01 par value) of the Company.


ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 31 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 16 through 18 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative  and  qualitative  disclosures  about  market   risk   are
presented on page 17 of the 1999 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 19 through 29, inclusive, of the 1999 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included on page 30 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The identification of the Company's Directors is presented on pages 2 and 3 of the Company's 2000 Proxy Statement and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1999 and their applicable business experience are as follows:

G. Robert Evans, 68, Vice Chairman of the Board and Chief Executive Officer of the Company since January 24, 2000. Prior to joining the Company, Mr. Evans was chairman of Material Sciences Corporation from 1991 to 1998. He has served as a board member of the Company since 1996 and was a director of the former parent from 1990 to 1996. He replaces W. Roger Curry who retired from the Company.

Patrick H. Blake, 50, Executive Vice President - Chief Operating Officer of the Company and President of CFCD since May 13, 1999. Mr. Blake served as Executive Vice President - Operations of the Company since December 31, 1996 and as Executive Vice President - Operations of CFCD since July 1994. He was Vice President-Eastern Region of CFCD from 1992-1994 and a Division Manager from 1985-1992.

Sunil Bhardwaj, 44, Senior Vice President and Chief Financial Officer of the Company since May 13, 1999. Mr. Bhardwaj served as Vice President of Planning and Treasurer since December 2, 1996. He previously served as Vice President of Internal Audit of the former parent, assuming that position in 1993.

Wayne M. Bolio, 43, Vice President - Human Resources of the Company since March 1, 2000. From April 1997 through February 2000, Mr. Bolio served as Assistant General Counsel for the Company and was responsible for its labor and employment legal matters. Prior to joining the Company in April 1997, he was an attorney for Southern Pacific Transportation Company from 1991, most recently as Assistant General Counsel from 1993.

Patrick J. Brady, 48, Senior Vice President - Sales and Marketing since February 25, 2000. Mr. Brady had served as Vice President Eastern Region of CFCD since January 1995 and was a Division Manager before that.

Stephen D. Richards, 56, Senior Vice President and General Counsel of the Company since December 2, 1996. Mr. Richards has been Vice President and General Counsel of CFCD since September 1995. He was Deputy General Counsel of the former parent for the preceding four years.

Thomas A. Paulsen, 56, Senior Vice President - Operations of CFCD since August 1, 1998. Mr. Paulsen was a Vice President of CFCD from March 1, 1985 to July 31, 1998.

Robert E. Wrightson, 60, Senior Vice President and Controller of the Company since December 2, 1996. Mr. Wrightson has served as Senior Vice President and Controller of CFCD since July 1994. Prior to joining CFCD, he was Vice President and Controller of the former parent, assuming that position in 1989.


ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 8 through 17, inclusive, of the Company's 2000 Proxy Statement, and those pages are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 4 through 6 of the Company's 2000 Proxy Statement and is incorporated herein by reference.


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

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM
8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

       No  reports on Form 8-K were filed in the quarter ended
           December 31, 1999.



                              SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 29, 2000                   CONSOLIDATED FREIGHTWAYS CORPORATION
                                         (Registrant)

                                   By:/s/Sunil Bhardwaj
                                      Sunil Bhardwaj
                                      Senior Vice President and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 29, 2000                     /s/G. Robert Evans
                                   G. Robert Evans
                                   Vice Chairman of the Board and
                                    Chief Executive Officer


March 29, 2000                     /s/Sunil Bhardwaj
                                   Sunil Bhardwaj
                                   Senior Vice President and
                                    Chief Financial Officer



March  29, 2000                    /s/Robert E. Wrightson
                                   Robert E. Wrightson
                                   Senior Vice President and Controller



March  29,  2000                   /s/William D. Walsh
                                   William D. Walsh, Chairman of the Board



March  29,  2000                   /s/Paul B. Guenther
                                   Paul B. Guenther, Director



March 29, 2000                     /s/John M. Lillie
                                   John M. Lillie, Director




                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1999

_______________________________________________________________________


            INDEX TO INFORMATION INCORPORATED BY REFERENCE

Consolidated Freightways Corporation and Subsidiaries

The  following  items  are incorporated herein by  reference  from  the
Company's  1999  Annual Report to Shareholders.   The  page  references
refer to the Annual Report to Shareholders.

                      Item                                       Page

Item 1(b). Financial Information About Industry  Segments         27

Item 1(d). Financial Information About Foreign and Domestic
            Operations and Export Sales                           27

Item 5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters                           30

Item 6.    Selected Financial Data                                31

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  16-18

Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                           17

Item 8.    Financial Statements and Supplementary Data            19-30




The following items are incorporated herein by reference from the Company's 2000 Proxy Statement. The page references refer to the Proxy Statement.


                        Item                                     Page

Item 10.   Directors  and  Executive  Officers  of
            the  Registrant                                      2-3

Item 11.   Executive Compensation                                8-17

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                       4-6








                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 1999

_______________________________________________________________________


                    INDEX TO FINANCIAL INFORMATION

Consolidated Freightways Corporation and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways Corporation and Subsidiaries appearing on pages 19 through 29, inclusive, of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Statements of Consolidated Income - Years Ended December 31, 1999,
         1998 and 1997

      Statements of Consolidated Cash Flows - Years Ended December  31,
         1999, 1998 and 1997

      Statements  of Consolidated Shareholders' Equity  -  Years  Ended
         December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants


In   addition  to  the  above,  the  following  consolidated  financial information is filed as part of this Form 10-K:

                                                             Page

     Consent of Independent Public Accountants                15

     Report of Independent Public Accountants                 15

     Schedule II - Valuation and Qualifying Accounts          16


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.


                               SIGNATURE

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Consolidated Freightways Corporation's (the
Company) previously filed Registration Statement File Nos. 333-16851, 333-16835, 333-25167, 333-95859, 333-85775 and 333-95861.


                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 28, 2000




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consolidated Freightways Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways Corporation's 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule on page 16 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Portland, Oregon,
  January 26, 2000




                                SCHEDULE II

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1999
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS



          BALANCE AT  CHARGED TO  CHARGED TO                  BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END OF
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS        PERIOD

1999      $11,413     $18,166     $  -        $(16,785)(a)       $12,794


1998      $ 7,467     $15,127     $  -        $(11,181)(a)       $11,413


1997      $ 9,692     $ 8,374     $  -        $(10,599)(a)       $ 7,467



(a)  Accounts written off net of recoveries.


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

(3)  Articles of incorporation and bylaws:
     3.1 Amended and Restated Certificate of Incorporation of Consolidated Freightways Corporation. (Exhibit 3.1 to the Company's Form 10 filed October 2, 1996.) (*)
     3.2  Amended and Restated Bylaws of Consolidated Freightways
          Corporation. (Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998.) (*)

(10)  Material Contracts:
     10.1 Alternative Dispute Resolution Agreement Between Consolidated Freightways Corporation and Consolidated Freightways,
          Inc., dated as of     December 2, 1996. (Exhibit 10.2 to the Company's
          Form 8-K dated March 12,   1997.) (*)
     10.2 Employee Benefit Matters Agreement between Consolidated
          Freightways Corporation and Consolidated Freightways, Inc., dated as
          of December 2,   1996. (Exhibit 10.3 to the Company's Form 8-K dated
          March 12, 1997.) (*)
     10.3 Tax Sharing Agreement between Consolidated Freightways
          Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.4 to the Company's Form 8-K dated March 12, 1997.) (*)
     10.4 Reimbursement and Indemnification Agreement between
          Consolidated Freightways Corporation of Delaware and Consolidated Freightways,Inc., dated as of October 1, 1996. (Exhibit 10.5 to the Company's Form 8-Kdated March 12, 1997.) (*)
     10.5 Consolidated Freightways Corporation 1996 Stock Option and
          Incentive   Plan. (Exhibit 10.6 to the Company's Form 10 filed October
          2, 1996)(*)(#)
     10.6 Consolidated Freightways Corporation 1996 Restricted Stock
          Award Agreements. (Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.7 Consolidated Freightways Corporation Deferred Compensation Plan for Executives. (Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.8 Consolidated Freightways Corporation Supplemental Executive
          Retirement Plan. (Exhibit 10.11 to the Company's
          Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.9 Consolidated Freightways Inc. Executive Split-Dollar Life
          Insurance Plan. (Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
    10.10 Reimbursement and Security Agreement dated July 3, 1997 between Consolidated Freightways Corporation and CNF Transportation Inc. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997.)(*)
    10.11 Consolidated Freightways Corporation 1999 Equity Incentive
          Plan and Forms of Stock Options Agreements. (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1999.) (*)(#)

(*) Previously filed with the Securities and Exchange Commission and
incorporated   by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

    10.12 Form of Restricted Stock Award and Deferral Agreement under the 1999 Equity Incentive Plan. (Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated August 23, 1999, File No 333-85775.) (*)(#)
    10.13 Consolidated Freightways Corporation Non-Employee Directors'
          Equity Plan and Form of Stock Option Agreement. (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1999.) (*)(#)
    10.14 Employment Agreements with Senior Management. (Exhibits 10.21 to the Company's Form 10-K for the year ended December 31, 1998 and 10.1 to the Company Form 10-Q for the quarter ended June 30, 1999.) (*)(#)
    10.15 Consolidated Freightways Corporation Management Change-of-Control Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1998.) (*)(#)
    10.16 Credit Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions, dated as of October 12, 1999.
    10.17 Lease Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions, dated as of October 12, 1999.

(13)      Annual Report to Security Holders:

       Consolidated Freightways Corporation 1999 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as the "Letter to Shareholders" are not required and therefore not "filed" as part of this Form 10-K.)

(23)  Consents of Experts and Counsel

       (23.1) Consent of Arthur Andersen LLP, independent public accountants (included on page 15 with the auditor's report in this Annual Report on Form 10-K)

(21)      Significant Subsidiaries of the Company

(27)      Financial Data Schedule



(*) Previously filed with the Securities and Exchange Commission and
incorporated   by reference.
(#) Designates a contract or compensation plan for Management or Directors.