Form 10-Q
period 2000-03-31
CONSOLIDATED FREIGHTWAYS CORP
filed 2000-05-12
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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




              Number of shares of Common Stock, $.01 par value,
                outstanding as of April 30, 2000: 21,464,671




                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                         Quarter Ended March 31, 2000

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                                Page

   Item 1.     Financial Statements

          Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                 3

          Statements of Consolidated Operations -
            Three Months Ended March 31, 2000 and 1999           5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2000 and 1999           6

          Notes to Consolidated Financial Statements             7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations       10

   Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                  13



PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                     13

  Item 6. Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                      14



                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                      March  31,    December 31,
                                                        2000           1999

                                                      (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   87,682     $   49,050
   Trade accounts receivable, net of allowances        326,738        343,198
   Other receivables                                     5,513          6,524
   Operating supplies, at lower of average
     cost or market                                      8,784          9,268
   Prepaid expenses                                     51,338         41,405
   Deferred income taxes                                20,287         21,567
      Total Current Assets                             500,342        471,012

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 82,766         82,701
   Buildings and improvements                          354,481        354,012
   Revenue equipment                                   536,645        545,129
   Other equipment and leasehold improvements          141,784        139,408
                                                     1,115,676      1,121,250
   Accumulated depreciation and amortization          (755,246)      (752,298)
                                                       360,430        368,952
OTHER ASSETS
   Deposits and other assets                            57,102         57,712
   Deferred income taxes                                21,337         18,596
                                                        78,439         76,308

TOTAL ASSETS                                        $  939,211     $  916,272



      The accompanying notes are an integral part of these statements.



                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                      March 31,   December 31,
                                                       2000          1999

                                                     (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  86,368      $  98,701
   Accrued liabilities                                220,489        202,287
   Accrued claims costs                                80,353         78,584
   Federal and other income taxes                      13,402         16,883
   Short-term borrowings                               20,000              -
Total Current Liabilities                             420,612        396,455

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                                96,948         97,839
   Employee benefits                                  122,863        121,783
   Other liabilities and deferred credits              27,377         26,533
      Total Liabilities                               682,900        657,710

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231            231
   Additional paid-in capital                          77,224         77,406
   Accumulated other comprehensive loss               (10,094)       (10,087)
   Retained earnings                                  204,653        207,632
   Treasury stock, at cost (1,760,855 and 1,863,691
     shares, respectively)                            (15,703)       (16,620)
       Total Shareholders' Equity                     256,311        258,562

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 939,211      $ 916,272



      The accompanying notes are an integral part of these statements.



                         CONSOLIDATED FREIGHTWAYS CORPORATION
                                    AND SUBSIDIARIES
                         STATEMENTS OF CONSOLIDATED OPERATIONS
                    (Dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,

                                                2000            1999


REVENUES                                     $  593,629     $  558,208

COSTS AND EXPENSES
    Salaries, wages and benefits                379,660        358,400
    Operating expenses                          115,815         91,580
    Purchased transportation                     49,125         51,772
    Operating taxes and licenses                 18,468         17,042
    Claims and insurance                         18,059         13,898
    Depreciation                                 13,741         12,324
                                                594,868        545,016
OPERATING INCOME (LOSS)                          (1,239)        13,192

OTHER INCOME (EXPENSE)
   Investment income                                353            818
   Interest expense                              (1,087)        (1,032)
   Miscellaneous, net                            (4,106)          (359)
                                                 (4,840)          (573)

Income (loss) before income taxes (benefits)     (6,079)        12,619
Income taxes (benefits)                          (3,100)         5,868

NET INCOME (LOSS)                               $(2,979)        $6,751

Basic average shares outstanding             21,350,812     22,607,703
Diluted average shares outstanding           21,350,812     22,607,703

Basic Earnings (Loss) per Share:                $(0.14)     $     0.30
Diluted Earnings (Loss) per Share:              $(0.14)     $     0.30


     The accompanying notes are an integral part of these statements.




                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                      Three Months Ended
                                                          March 31,
                                                      2000         1999
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  49,050     $ 123,081

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      (2,979)        6,751
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Depreciation and amortization                          15,255        13,350
Decrease in deferred income taxes                      (1,461)       (1,189)
Gains from property disposals, net                       (297)          (38)
Issuance of common stock under stock
  compensation plans                                      735           230
Changes in assets and liabilities:
   Receivables                                         17,471       (10,435)
   Prepaid expenses                                    (9,933)       (4,204)
   Accounts payable                                   (12,333)        5,600
   Accrued liabilities                                 18,202        14,633
   Accrued claims costs                                   878          (278)
   Income taxes                                        (3,481)        4,077
   Employee benefits                                    1,080         2,149
   Other                                                2,829        (9,067)
   Net Cash Provided by Operating Activities           25,966        21,579

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (5,436)      (16,624)
   Software expenditures                               (2,879)       (8,771)
   Proceeds from sales of property                        981           894
   Net Cash Used by Investing Activities               (7,334)      (24,501)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings                 20,000            --
   Net Cash Provided by Financing Activities           20,000            --

Increase (decrease) in Cash and Cash Equivalents       38,632        (2,922)

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  87,682     $ 120,159



      The accompanying notes are an integral part of these statements.


                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

       The accompanying consolidated financial statements of Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report to Shareholders.

      There were no significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as discussed in Footnote 6 below, regarding settlement of tax liabilities.


2. Segment and Geographic Information

      The Company operates in a single industry segment, primarily providing less-than-truckload transportation and supply chain management services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries. The following information sets forth revenues and property, plant and equipment by geographic location. Revenues are attributed to geographic location based upon the location of the customer. No one customer provides 10% or more of total revenues.

Geographic Information

(Dollars in thousands)

                   Three Months Ended
                       March 31,
                   2000      1999

Revenues
United States    $557,903  $529,421
Canada             35,726    28,787
Total            $593,629  $558,208

Geographic Information (continued)

                                        As of
                                       March 31,
                                   2000       1999

Property, Plant and Equipment
United States                    $323,826   $334,916
Canada                             36,604     30,288
Total                            $360,430   $365,204


3. Stock Compensation

      As of March 31, 2000, there were 1,240,000 granted but unissued restricted common shares remaining from grants made under the Company's various stock incentive plans. The shares vest over time and are contingent upon the Company's average stock price achieving pre-determined increases over the grant prices for 10 consecutive trading days. Compensation expense is recognized based upon the stock price when the minimum stock price is achieved. As of March 31, 2000, the stock price was below the pre-determined levels required for vesting.


4. Comprehensive Income

     Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 is as follows:

(Dollars in thousands)
                                          Three
                                       Months Ended
                                          March 31,
                                      2000      1999

Net Income (Loss)                  $(2,979)    $6,751
Other Comprehensive Income (Loss):
  Foreign currency translation
   adjustments                          (7)       482
Comprehensive Income (Loss)        $(2,986)    $7,233


5. Debt

      The Company has a multi-year $175 million unsecured credit facility with several banks to provide for working capital and letter of credit needs. Borrowings under the agreement bear interest at LIBOR plus a margin. As of March 31, 2000, the Company had $20 million of short-term borrowings and $66 million of letters of credit outstanding. The continued availability of funds under this credit facility will require that the Company comply with certain financial covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth. The Company is in compliance as of March 31, 2000 and expects to be in compliance with these covenants for the remainder of the year.


6. Contingencies

      The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

      The Company's former parent, CNF Transportation Inc., continues to dispute certain tax issues with the Internal Revenue Service relating to the taxable years prior to the spin-off of the Company. The issues arise from tax positions first taken by the former parent in the mid-1980's.

       Under a tax sharing agreement entered into between CNF Transportation Inc. and the Company at the time of the spin-off, the Company is obligated to reimburse the former parent for its share of any additional taxes and interest that relate to the Company's business prior to the spin-off. Although the former parent's resolution with the Internal Revenue Service is still pending, the Company has reached an agreement in principle on a tax settlement amount that appropriately reflects its liability under the tax sharing agreement as of March 31, 2000. As a result, the Company recorded a $4.0 million charge for the settlement in the quarter ended March 31, 2000.

      In May, the Company contemplates that a formal tax settlement agreement will be executed between the parties. The agreement will call for a full settlement of the tax sharing liability, except for certain enumerated open tax items that are anticipated to be resolved within the next 24 to 30 months. The settlement entails a current cash payment of $16.7 million, transfer of approximately $1 million of real property, and the grant of promissory notes in an aggregate amount of $40.2 million payable over a four year period. As of March 31, 2000, the Company believes that it has accrued the necessary reserves to adequately provide for its entire liability to CNF Transportation Inc. under the tax sharing agreement.

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



        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

      Revenues for the three months ended March 31, 2000 increased 6.3% over the same period last year to $593.6 million despite lower tonnage. Tonnage decreased 1.6% from the prior year reflecting a higher proportion of lighter weight freight in the system, yield management programs as well as continued competition. Shipments increased 3.3%; however, the average weight per shipment decreased 4.8%. The tonnage decrease was offset by a 7.6% increase in revenue per hundredweight due to rate increases, a fuel surcharge and the change in freight profile.

      Salaries, wages and benefits increased 5.9% due primarily to a contractual wage and benefit increase and $4.3 million of severance pay due to an administrative reorganization. The Company was also impacted by lower P&D and crossdock efficiencies due to a higher proportion of lighter weight freight in the system.

      Operating expenses increased 26.5% over the prior year period due primarily to increased fuel costs. The average fuel cost per gallon, excluding tax, increased to $0.88 from $0.41. The Company has a fuel surcharge in place to offset the impact of the increased fuel costs. Higher information systems costs and revenue equipment lease expense, as well as a lower proportion of freight transported via rail also impacted the quarter. The quarter was also impacted by infrastructure costs as management continues to adjust the mix of customer freight and resize the freight flow system to expected business levels.

     Purchased transportation decreased 5.1% due to a decrease in the use of rail transportation. Rail miles as a percentage of inter-city miles decreased to 22.8% from 26.5% due to concerns about service levels subsequent to a recent rail line merger.

      Operating taxes and licenses increased 8.4% due to lower rail usage and increased licensing costs due to a larger fleet size.

      Claims and insurance increased 29.9% due to higher than anticipated cargo claims and higher-cost vehicular accidents.

       Depreciation   increased  11.5%  due  to   increased   capital
expenditures in 1999.

      The above resulted in an operating loss of $1.2 million for the quarter compared with $13.2 million of operating income in the same period last year. The operating ratio deteriorated to 100.2 from 97.6.

      Other expense, net increased $4.3 million reflecting a $4.0 million charge for settlement of a tax liability with CNF
Transportation Inc., its former parent. Additionally, investment income on the Company's short-term investments decreased as funds were used for capital expenditure purposes.

      The Company's effective income tax rates differ from the statutory Federal rate due primarily to foreign and state taxes and non-deductible items.

      Management is working to improve the freight mix by shedding less profitable freight as well as seeking appropriate compensation for the freight handled. These actions are expected to adversely impact business levels in the short term. An April 1st wage and benefit increase averaging 3.4% will add approximately $21 million of expense in the remainder of 2000. Management will continue to resize the freight flow infrastructure as business levels stabilize. This includes consolidating some terminals and expanding others to expedite freight through the system, reducing handling and related costs. Additionally, management will continue to invest in its 2nd day service offering in an effort to become more competitive in the shorter length-of-haul lanes.


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company had $87.7 million in cash and cash equivalents. Net cash flow provided by operations for the three months ended March 31, 2000 was $26.0 million compared with $21.6 million in the same period last year. The increase was due primarily to improved collections of accounts receivable. Management expects cash flow from operations for 2000 will be sufficient for working capital requirements.

      Net cash flows used by investing activities was $7.3 million compared with $24.5 million in the same period last year. The prior year period reflects a higher level of revenue equipment purchases as the Company continued upgrading its fleet, as well as costs to replace certain operational and financial software systems for Year 2000 compliance. Management expects capital and software expenditures to be approximately $72 million for the remainder of the year, primarily for upgrades to terminal properties, technology enhancements and the purchase of revenue equipment. It is anticipated that those expenditures will be funded with existing cash balances and cash from operations, supplemented by financing arrangements.

      Net cash provided by financing activities of $20 million reflects borrowings under the Company's credit facility in anticipation of settlement of its tax liability with CNF Transportation Inc., as discussed in Footnote 6.

      The Company has a multi-year $175 million unsecured credit facility with several banks to provide for working capital and letter of credit needs. Borrowings under the agreement bear interest at LIBOR plus a margin. As of March 31, 2000, the Company had $20 million of short-term borrowings and $66 million of letters of credit outstanding. The continued availability of funds under this credit facility will require that the Company comply with certain financial covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth. The Company is in compliance as of March 31, 2000 and expects to be in compliance with these covenants for the remainder of the year.

      As discussed in Footnote 6, the Company is party to a tax sharing agreement with its former parent. In May, the Company contemplates that a formal tax settlement agreement will be executed between the parties. The agreement will call for a full settlement of the tax sharing liability, except for certain enumerated open tax items that are anticipated to be resolved within the next 24 to 30 months. The settlement entails a current cash payment of $16.7 million, transfer of approximately $1 million of real property, and the grant of promissory notes in an aggregate amount of $40.2 million payable over a four year period. As of March 31, 2000, the Company believes that it has accrued the necessary reserves to adequately provide for its entire liability to CNF Transportation Inc. under the tax sharing agreement.


OTHER

     On May 8, 2000, the Board of Directors elected Patrick H. Blake president and chief executive officer of the Company and chief executive officer of CF, the Company's long-haul subsidiary. He replaces Vice Chairman of the Board G. Robert Evans, who served as interim CEO after the retirement of W. Roger Curry in January. Mr. Blake previously served as executive vice president of operations and chief operating officer of the Company and president and chief operating officer of CF. The Board elected Thomas A. Paulsen to replace Mr. Blake as president and chief operating officer of CF. He previously served as senior vice president of operations.

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



ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            (10.1) Settlement Agreement and Mutual Release of Claims
                    between Consolidated Freightways Corporation and
                    W. Roger Curry dated April 14, 2000.

            (10.2) Consolidated Freightways Corporation Senior Executive
                     Incentive Plan for 2000.

            (27)   Financial Data Schedule



        (b) Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended
                March 31, 2000.




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


May 12, 2000                         /s/Sunil Bhardwaj
                                     Sunil Bhardwaj
                                     Senior Vice President and
                                      Chief Financial Officer


May 12, 2000                         /s/Robert E. Wrightson
                                     Robert E. Wrightson
                                     Senior Vice President and
                                      Controller