Form 10-Q
period 2000-06-30
CONSOLIDATED FREIGHTWAYS CORP
filed 2000-08-11
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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




              Number of shares of Common Stock, $.01 par value,
                 outstanding as of July 31, 2000: 21,525,549



                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                         Quarter Ended June 30, 2000

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                                       Page

   Item 1. Financial Statements

             Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999                       3

             Statements of Consolidated Operations -
               Three and Six Months Ended June 30, 2000 and 1999         5

             Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 2000 and 1999                   6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11

   Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                           14



PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                              15

  Item 4. Submission of Matters to a Vote of Security Holders            15

  Item 5. Stockholder Proposals                                          15

  Item 6. Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                               17



                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                       June  30,    December 31,
                                                         2000          1999

                                                        (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   71,235     $   49,050
   Trade accounts receivable, net of allowances        312,060        343,198
   Other receivables                                     8,239          6,524
   Operating supplies, at lower of average
     cost or market                                      8,498          9,268
   Prepaid expenses                                     45,116         41,405
   Deferred income taxes                                70,328         21,567
      Total Current Assets                             515,476        471,012

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 83,263         82,701
   Buildings and improvements                          351,705        354,012
   Revenue equipment                                   528,698        545,129
   Other equipment and leasehold improvements          147,953        139,408
                                                     1,111,619      1,121,250
   Accumulated depreciation and amortization          (752,395)      (752,298)
                                                       359,224        368,952
OTHER ASSETS
   Deposits and other assets                            60,527         57,712
   Deferred income taxes                                16,004         18,596
                                                        76,531         76,308

TOTAL ASSETS                                        $  951,231     $  916,272



      The accompanying notes are an integral part of these statements.



                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                      June 30,    December 31,
                                                        2000         1999

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  89,664      $  98,701
   Accrued liabilities                                221,745        202,287
   Accrued claims costs                                78,814         78,584
   Federal and other income taxes                      18,724         16,883
   Other current liabilities                            6,629             --
      Total Current Liabilities                       415,576        396,455

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                                97,261         97,839
   Employee benefits                                  123,748        121,783
   Other liabilities and deferred credits              42,828         26,533
      Total Liabilities                               694,513        657,710

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231            231
   Additional paid-in capital                          76,884         77,406
   Accumulated other comprehensive loss               (10,150)       (10,087)
   Retained earnings                                  204,760        207,632
   Treasury stock, at cost (1,712,806 and 1,863,691
     shares, respectively)                            (15,007)       (16,620)
       Total Shareholders' Equity                     256,718        258,562

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 951,231      $ 916,272



      The accompanying notes are an integral part of these statements.



                    CONSOLIDATED FREIGHTWAYS CORPORATION
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                (Dollars in thousands except per share data)



                                   For the Three             For the Six
                                    Months Ended             Months Ended
                                      June 30,                 June 30,
                                  2000       1999        2000           1999


REVENUES                      $ 586,101   $ 589,781   $1,179,730     $1,147,989


COSTS AND EXPENSES
    Salaries, wages and
        benefits                377,971    379,781       757,631        738,181
    Operating expenses          110,946    100,420       226,761        192,000
    Purchased transportation     46,330     59,345        95,455        111,117
    Operating taxes and
        licenses                 18,092     17,334        36,560         34,376
    Claims and insurance         17,452     14,610        35,511         28,508
    Depreciation                 13,181     13,329        26,922         25,653

                                583,972    584,819     1,178,840      1,129,835

OPERATING INCOME                  2,129      4,962           890         18,154

OTHER INCOME (EXPENSE)
   Investment income                539        836           892          1,654
   Interest expense              (1,220)      (886)       (2,307)        (1,918)
   Miscellaneous, net              (126)      (226)       (4,232)          (585)
                                   (807)      (276)       (5,647)          (849)

Income (loss) before income
    taxes (benefits)              1,322      4,686       (4,757)         17,305
Income taxes (benefits)           1,215      2,179       (1,885)          8,047

NET INCOME (LOSS)             $     107   $  2,507    $  (2,872)     $    9,258

Basic average shares
  outstanding                21,458,860 22,626,761    21,404,836     22,617,285

Diluted average shares
  outstanding                21,458,860 23,454,306    21,404,836     23,032,273


Basic Earnings (Loss)
   per Share:                 $       -   $   0.11    $   (0.13)     $     0.41

Diluted Earnings (Loss)
  per Share:                  $       -   $   0.11    $   (0.13)     $     0.40


      The accompanying notes are an integral part of these statements.



                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Six Months Ended
                                                             June 30,
                                                        2000         1999
                                                     (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  49,050     $ 123,081

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      (2,872)        9,258
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Depreciation and amortization                          30,125        28,040
Decrease in deferred income taxes                     (24,469)       (4,380)
Gains from property disposals, net                     (3,044)         (306)
Issuance of common stock under stock
  compensation plans                                    1,358           230
Changes in assets and liabilities, net of
     effects from acquisition of FirstAir Inc.
   Receivables                                         31,076       (23,160)
   Prepaid expenses                                    (3,637)         (831)
   Accounts payable                                   (11,810)        2,247
   Accrued liabilities                                 18,932        19,260
   Accrued claims costs                                  (379)       (5,421)
   Income taxes                                         1,841           758
   Employee benefits                                    1,965         3,955
   Other                                                3,177       (22,898)
   Net Cash Provided by Operating Activities           42,263         6,752

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (19,110)      (16,673)
   Software expenditures                               (4,417)      (14,070)
   Proceeds from sales of property                      4,983         2,134
   Acquisition of First Air, net of cash acquired        (576)           --
   Net Cash Used by Investing Activities              (19,120)      (28,609)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments of short-term borrowings                 (691)           --
   Purchase of common stock                              (267)           --
   Net Cash Used by Financing Activities                 (958)           --

Increase (Decrease) in Cash and Cash Equivalents       22,185       (21,857)

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  71,235     $ 101,224



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

      There were no significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as discussed in Footnote 7 below, regarding settlement of tax liabilities.


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

Geographic Information

(Dollars in thousands)

                 Three Months Ended              Six Months Ended
                       June 30,                       June 30,
                   2000      1999                2000        1999

Revenues
United States    $549,349  $557,508          $1,107,252   $1,086,929
Canada             36,752    32,273              72,478       61,060
Total            $586,101  $589,781          $1,179,730   $1,147,989


Geographic Information (continued)

                                        As of
                                       June 30,
                                   2000       1999

Property, Plant and Equipment
United States                    $323,780   $335,228
Canada                             35,444     30,845
Total                            $359,224   $366,073



3.  Acquisition of FirstAir Inc.

      On June 2, CF AirFreight Corporation, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and liabilities of privately held FirstAir Inc., a non-asset based provider of domestic and international air freight forwarding and full and less-than-container load ocean freight transportation. The purchase price was $1.2 million in cash and assumption of certain liabilities. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was approximately $2.3 million, which is being amortized on a straight line basis. The purchase agreement also provides for a contingent payment to the former owner if revenues exceed certain targeted levels before May 31, 2003. The contingent payment shall not exceed $2.5 million. The operating results of FirstAir have been included in the Company's consolidated financial statements since the date of acquisition. Operating results prior to acquisition would have had an immaterial effect on the Company's results of operations.


4. Stock Compensation

      As of June 30, 2000, there were 1,197,000 granted but unissued restricted common shares remaining from grants made under the Company's various stock incentive plans. The shares vest over time and are contingent upon the Company's average stock price achieving pre-determined increases over the grant prices for 10 consecutive trading days. Compensation expense is recognized based upon the stock price when the minimum stock price is achieved. As of June 30, 2000, the stock price was below the pre-determined levels required for vesting.

      In June, the Company granted 1,274,800 stock options to certain designated employees at $4.72 per share, equal to the closing stock price on the date of the grant. The options vest twenty-five percent on each of the following dates: July 15, 2000; May 16, 2001; May 16, 2002; and May 16, 2003.

5. Earnings (Loss) per Share

      The following chart reconciles basic to diluted earnings per share for the three and six months ended June 30, 2000 and 1999. See Footnote 4 for a discussion of dilutive securities.

(Dollars in thousands except per share amounts)

                                           Weighted
          Three                             Average         Earnings
       Months Ended        Net Income        Shares         Per Share

     June 30, 2000
      Basic                 $   107        21,458,860          $  --
      Dilutive effect of
        restricted stock
        and stock options        --              --               --
      Diluted               $   107        21,458,860          $  --

     June 30, 1999
      Basic                 $ 2,507        22,626,761          $0.11
      Dilutive effect of
        restricted stock
        and stock options        --           827,545             --
      Diluted               $ 2,507        23,454,306          $0.11


                                            Weighted
           Six                              Average        Earnings (Loss)
       Months Ended       Net Income         Shares          Per Share
                             (Loss)

     June 30, 2000
      Basic                 $(2,872)       21,404,836         $(0.13)
      Dilutive effect of
        restricted stock
        and stock options        --                --             --
      Diluted               $(2,872)       21,404,836         $(0.13)

     June 30, 1999
      Basic                 $ 9,258        22,617,285          $0.41
      Dilutive effect of
        restricted stock
        and stock options        --           414,988          (0.01)
      Diluted               $ 9,258        23,032,273          $0.40



6. Comprehensive Income

      Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 is as follows:

(Dollars in thousands)
                                            Three                  Six
                                         Months Ended         Months  Ended
                                           June 30,              June 30,
                                        2000       1999       2000    1999

Net Income (Loss)                    $   107     $2,507    $(2,872) $ 9,258
Other Comprehensive Income (Loss):
  Foreign currency translation
   adjustments                           (56)     1,394        (63)   1,876
Comprehensive Income (Loss)          $    51     $3,901    $(2,935) $11,134


7. Contingencies

      The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

      The Company's former parent, CNF Transportation Inc. (CNF), continues to dispute certain tax issues with the Internal Revenue Service relating to the taxable years prior to the spin-off of the
Company. The issues arise from tax positions first taken by the former parent in the mid-1980's.

      Under a tax sharing agreement entered into between CNF and the Company at the time of the spin-off, the Company is obligated to reimburse the former parent for its share of any additional taxes and interest that relate to the Company's business prior to the spin-off. The Company has executed a tax settlement agreement that calls for a full settlement of the tax sharing liability, except for certain enumerated open tax items that are anticipated to be resolved within the next 24 to 30 months. The settlement entailed an immediate cash payment of $16.7 million, transfer of approximately $1 million of real property, and the grant of tax obligations in the amounts of $20.0 million payable over a four year period and bearing interest at 6.8% and $20.2 million to be settled by transfers of real property. As of June 30, 2000, the Company believes that it has accrued the necessary reserves to adequately provide for its entire liability to CNF under the tax sharing agreement.




        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

      Revenues for the quarter ended June 30, 2000 declined only marginally compared to the same period last year, despite a 7.3% decrease in tonnage. A higher proportion of lighter-weight freight in the system, yield management programs as well as continued competition accounted for the decrease in tonnage. Shipments decreased 3.3% and the average weight per shipment decreased 4.1%. The tonnage decrease was offset by an 8.3% increase in revenue per hundredweight due to rate increases, a fuel surcharge and the change in freight profile. Revenues for the six-month period increased 2.8% despite lower tonnage. Tonnage decreased 4.6% for reasons noted above but was offset by an 8.0% increase in revenue per hundredweight.

      Salaries, wages and benefits remained flat in the quarter despite lower tonnage, due to salary and contractual wage and benefit increases, lower P&D and cross-dock efficiencies and lower use of rail. The six-month period increased 2.6%, despite lower tonnage, for reasons noted above, as well as $4.0 million of severance pay due to an administrative reorganization.

      Operating expenses increased 10.5% in the quarter and 18.1% in the six-month period due primarily to increased fuel costs. The average fuel cost per gallon increased 67.9% in the quarter and 88.5% in the six-month period compared with the prior year. The Company has a fuel surcharge in place to offset the impact of the increased fuel costs. Higher information systems costs and revenue equipment lease expense, as well as lower use of rail also impacted the quarter and six-month period. The Company benefited from approximately $3.0 million of gains on sales of properties during the quarter.

      Purchased transportation decreased 21.9% and 14.1% in the quarter and six-month period, respectively, due to a decrease in the use of rail transportation. Rail miles as a percentage of inter-city miles decreased to 22.1% from 26.9% in the quarter and to 22.5% from 26.7% in the six-month period, respectively, due to concerns about service levels subsequent to a recent rail line merger. The decrease also reflects the lower usage of owner-operators due to the shutdown of Redwood Truckload, the Company's owner-operator truckload subsidiary, in the second quarter.

      Operating taxes and licenses increased 4.4% and 6.4% in the quarter and six-month period, respectively, due to lower rail usage and increased licensing costs due to changes in the fleet.

      Claims and insurance increased 19.5% and 24.6% in the quarter and six- month period, respectively, due to higher than anticipated cargo claims and higher-cost vehicular accidents.

      Depreciation increased 4.9% in the six-month period due to increased capital expenditures in 1999. However, depreciation for the quarter decreased 1.1% as a portion of the Company's linehaul trailer fleet became fully depreciated.

      The above resulted in operating income of $2.2 million for the quarter compared with $5.0 million in the same period last year. The operating ratio declined to 99.6% from 99.2%. Operating income for the six-month period was $0.9 million compared with $18.2 million in the prior year. The operating ratio declined to 99.9% from 98.4%.

      Other expense, net increased $0.5 million and $4.8 million in the quarter and six-month period, respectively, due to interest expense on borrowings under a short-term credit facility and on tax obligations payable to CNF. The six-month period also reflects a $4.0 million charge for settlement of the tax sharing agreement with CNF. Both periods also reflect lower income on short-term investments as funds were used for capital expenditure purposes.

      The Company's effective income tax rates differ from the statutory federal rate due primarily to foreign and state taxes and non-deductible items.

     Management is continuing with its program to improve the freight mix by seeking business that provides appropriate compensation for the freight handled. However, this may result in continued tonnage declines in the short-term. As part of this program, management implemented a 5.8% general rate increase effective August 1. This should help offset an April 1 wage and benefit increase averaging 3.4% that will add approximately $15 million of expense in the remainder of 2000. As part of an administrative reorganization to reduce costs, the Company is consolidating its corporate headquarters and administrative offices to a single facility in Vancouver, WA. A portion of the proceeds from the sales of its Menlo Park, CA and Portland, OR facilities will be reinvested back into high priority real estate and capital investments with long-term value to the Company.

      As discussed in Footnote 4, there are 1,197,000 shares granted under the Company's restricted stock plan that had not achieved the pre-determined increases in stock price required for vesting as of June 30. Compensation expense will be recognized for those shares once the stock price meets the required levels.

       As discussed above, the Company continues to experience significant increases in fuel costs. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. The Company currently has a fuel surcharge in effect. However, there can be no assurance that the Company will be able to successfully implement such surcharges in response to increased fuel costs in the future.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, the Company had $71.2 million in cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 2000 was $42.3 million compared with $6.8 million in the same period last year. The increase was due primarily to improved collections of accounts receivable. Management expects cash flow from operations for 2000 will be sufficient for working capital requirements.

     Net cash used by investing activities was $19.1 million compared with $28.6 million in the same period last year. The decrease was due primarily to lower software expenditures. The prior year reflects costs to replace certain operational and financial software systems for Year 2000 compliance. Management expects capital and software expenditures to be approximately $50 million for the remainder of the year, primarily for upgrades to terminal properties, technology enhancements and the purchase of revenue equipment. It is anticipated that those expenditures will be funded with existing cash balances and cash from operations, supplemented by financing arrangements. Additionally, as part of an administrative reorganization, the Company is consolidating its corporate headquarters and administrative offices to a single facility in Vancouver, WA. A portion of the proceeds from the sales of its Menlo Park, CA and Portland, OR facilities will be reinvested back into high priority real estate and capital investments with long-term value to the Company.

      Net cash used by financing activities of $1.0 million reflects repayment of short-term borrowings assumed in the purchase of FirstAir Inc. and repurchases of common stock. Management repurchased 60,000 shares during the quarter and is authorized to repurchase an additional $19.7 million of common stock. Also during the quarter, the Company repaid a $20 million short-term borrowing made under its credit facility in March in anticipation of the settlement of the tax sharing agreement with CNF, as discussed in Footnote 7.

      The Company has a multi-year $175 million unsecured credit facility with several banks to provide for working capital and letter of credit needs. Borrowings under the agreement bear interest at LIBOR plus a margin. As of June 30, 2000, the Company had no short-term borrowings and $68.7 million of letters of credit outstanding. The continued availability of funds under this credit facility will require that the Company comply with certain financial covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth. The Company is in compliance as of June 30, 2000 and expects to be in compliance with these covenants for the remainder of the year.

      As discussed in Footnote 7, the Company has executed a tax settlement agreement that calls for a full settlement of the tax sharing liability with CNF, except for certain enumerated open tax items that are anticipated to be resolved within the next 24 to 30 months. The settlement entailed an immediate cash payment of $16.7 million, transfer of approximately $1 million of real property, and the grant of tax obligations in the amounts of $20.0 million payable over a four year period and bearing interest at 6.8% and $20.2 million to be settled by transfers of real property. As of June 30, 2000, the Company believes that it has accrued the necessary reserves to adequately provide for its entire liability to CNF under the tax sharing agreement.


OTHER

      On May 8, 2000, the Board of Directors elected Patrick H. Blake president, chief executive officer and a director of the Company and chief executive officer of CF, the Company's long-haul subsidiary. He replaces Vice Chairman of the Board G. Robert Evans, who served as interim CEO after the retirement of W. Roger Curry in January. Mr. Blake previously served as executive vice president of operations and chief operating officer of the Company and president and chief operating officer of CF. The Board elected Thomas A. Paulsen to fulfill Mr. Blake's previous positions as president and chief operating officer of CF and chief operating officer of the Company. He previously served as senior vice president of operations.

      On July 5, 2000, the Board of Directors elected Robert E. Wrightson executive vice president and chief financial officer of the Company. He replaces Sunil Bhardwaj, who served as chief financial officer and treasurer before leaving the company. Mr. Wrightson previously served as senior vice president and controller of the Company.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Shareholders Meeting held May 16, 2000, the following matter was presented with the indicated voting results:

      For the purpose of electing members of the Board of Directors, the votes representing shares of Common stock were cast as follows:

                 Nominee               For              Withheld
            G. Robert Evans         19,010,323           167,918
            James B. Malloy         18,981,740           196,501

      Because the terms of office for their groups of directors had not ended, the following directors did not stand for election and continued in office after the Annual Shareholders Meeting: Paul B. Guenther, William D. Walsh, Robert W. Hatch, John M. Lillie and Raymond F. O'Brien.

      With his promotion to president and chief executive officer of the Company on May 8, Patrick H. Blake was also elected to the Board of Directors as a Group 2 director for a one year term.


ITEM 5.  Stockholder Proposals

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 annual meeting of stockholders must provide specified information to the Company between February 1, 2001 and March 3, 2001 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, in which case the information must be received by the Company by December 18, 2000).

ITEM 6.  Exhibits and Reports on Form 8-K

       (a)Exhibits

           (10.1) Agreement Resolving Certain Matters under the Tax
                  Sharing Agreement Between CNF Transportation Inc. and Consolidated Freightways Corporation

           (27) Financial Data Schedule

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended
                June 30, 2000.


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


August 11, 2000                      /s/Robert E. Wrightson
                                     Robert E. Wrightson
                                     As Executive Vice President and
                                      Chief Financial Officer and
                                      For Registrant