Form 10-Q
period 2000-09-30
CONSOLIDATED FREIGHTWAYS CORP
filed 2000-11-13
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                     OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from N/A to N/A


                        Commission File Number  1-12149


                    CONSOLIDATED FREIGHTWAYS CORPORATION


                    Incorporated in the State of Delaware
                I.R.S. Employer Identification No. 77-0425334

                   16400 S.E. CF Way, Vancouver, WA  98683
                       Telephone Number (360) 448-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No




              Number of shares of Common Stock, $.01 par value,
               outstanding as of October 31, 2000: 21,658,943




                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                       Quarter Ended September 30, 2000

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                                  Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999               3

          Statements of Consolidated Operations -
            Three and Nine Months Ended
             September 30, 2000 and 1999                           5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 2000 and 1999          6

          Notes to Consolidated Financial Statements               7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations         12

  Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                    16



PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                       16

  Item 6. Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                        17



                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   September 30,   December 31,
                                                      2000            1999

                                                      (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   62,469     $   49,050
   Trade accounts receivable, net of allowances        329,298        343,198
   Other receivables                                     9,442          6,524
   Operating supplies, at lower of average
     cost or market                                      8,363          9,268
   Prepaid expenses                                     40,189         41,405
   Deferred income taxes                                75,478         21,567
      Total Current Assets                             525,239        471,012

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 82,785         82,701
   Buildings and improvements                          344,444        354,012
   Revenue equipment                                   527,063        545,129
   Other equipment and leasehold improvements          149,728        139,408
                                                     1,104,020      1,121,250
   Accumulated depreciation and amortization          (752,229)      (752,298)
                                                       351,791        368,952
OTHER ASSETS
   Deposits and other assets                            58,686         57,712
   Deferred income taxes                                 7,722         18,596
                                                        66,408         76,308

TOTAL ASSETS                                        $  943,438     $  916,272



      The accompanying notes are an integral part of these statements.


                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                    September 30,  December 31,
                                                       2000          1999

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  88,028      $  98,701
   Accrued liabilities                                224,653        202,287
   Accrued claims costs                                83,221         78,584
   Federal and other income taxes                      17,113         16,883
   Other current liabilities                            6,702             --
      Total Current Liabilities                       419,717        396,455

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                                95,810         97,839
   Employee benefits                                  123,615        121,783
   Other liabilities and deferred credits              30,618         26,533
      Total Liabilities                               684,860        657,710

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231            231
   Additional paid-in capital                          76,486         77,406
   Accumulated other comprehensive loss               (10,155)       (10,087)
   Retained earnings                                  206,081        207,632
   Treasury stock, at cost (1,605,240 and 1,863,691
     shares, respectively)                            (14,065)       (16,620)
       Total Shareholders' Equity                     258,578        258,562

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 943,438      $ 916,272



      The accompanying notes are an integral part of these statements.




                        CONSOLIDATED FREIGHTWAYS CORPORATION
                       STATEMENTS OF CONSOLIDATED OPERATIONS
                     (Dollars in thousands except per share data)


                                     For the Three              For the Nine
                                     Months  Ended              Months Ended
                                      September 30,             September 30,
                                  2000           1999         2000         1999

REVENUES                     $   592,902   $   625,547    $ 1,772,632   $ 1,773,536


COSTS AND EXPENSES
    Salaries, wages and
      benefits                   372,923       396,109      1,130,554     1,134,290
    Operating expenses           109,279       107,224        336,040       299,224
    Purchased transportation      54,010        65,358        149,465       176,475
    Operating taxes and
      licenses                    16,932        18,103         53,492        52,479
    Claims and insurance          21,490        15,289         57,001        43,797
    Depreciation                  12,674        13,741         39,596        39,394

                                 587,308       615,824      1,766,148     1,745,659

OPERATING INCOME                   5,594         9,723          6,484        27,877


OTHER INCOME (EXPENSE)
   Investment income                 339           619          1,231         2,273
   Interest expense               (1,273)         (922)        (3,580)       (2,840)
   Miscellaneous, net                (95)          (56)        (4,327)         (641)
                                  (1,029)         (359)        (6,676)       (1,208)

Income (loss) before income
     taxes                         4,565         9,364           (192)       26,669
Income taxes                       3,244         4,634          1,359        12,681

NET INCOME (LOSS)            $     1,321   $     4,730    $    (1,551)  $    13,988

Basic average shares
   outstanding                21,507,159    22,564,538     21,439,193    22,599,509

Diluted average shares
   outstanding                21,531,817    22,564,538     21,447,412    22,874,547


Basic Earnings (Loss)
   per Share:                $      0.06   $      0.21    $     (0.07)  $      0.62

Diluted Earnings (Loss)
   per Share:                $      0.06   $      0.21    $     (0.07)  $      0.61



      The accompanying notes are an integral part of these statements.


                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                      2000         1999
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  49,050     $ 123,081

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      (1,551)       13,988
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Depreciation and amortization                          44,779        43,279
Decrease in deferred income taxes                     (33,862)       (6,563)
Gains from property disposals, net                    (11,849)         (898)
Issuance of common stock under stock
  compensation plans                                    1,902           228
Changes in assets and liabilities, net of
     effects from acquisition of FirstAir Inc.
   Receivables                                         12,635       (47,243)
   Prepaid expenses                                     1,290         1,190
   Accounts payable                                   (13,446)        3,480
   Accrued liabilities                                 21,539        28,663
   Accrued claims costs                                 2,577        (6,478)
   Income taxes                                           230         5,829
   Employee benefits                                    1,832         5,304
   Other                                                5,117        (5,252)
   Net Cash Provided by Operating Activities           31,193        35,527

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (30,062)      (42,599)
   Software expenditures                               (5,114)      (20,486)
   Proceeds from sales of property                     19,536         4,569
   Acquisition of FirstAir Inc., net of
       cash acquired                                   (1,176)           --
   Net Cash Used by Investing Activities              (16,816)      (58,516)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments of short-term borrowings                 (691)           --
   Purchase of common stock                              (267)       (4,412)
   Net Cash Used by Financing Activities                 (958)       (4,412)

Increase (Decrease) in Cash and Cash Equivalents       13,419       (27,401)

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  62,469     $  95,680



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

      There were no significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as discussed in Footnote 8 below, regarding settlement of tax liabilities.


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

Geographic Information

(Dollars in thousands)

                  Three Months Ended             Nine Months Ended
                     September 30,                  September 30,
                   2000      1999                2000         1999

Revenues
United States    $555,917  $591,922          $1,663,169   $1,678,851
Canada             36,985    33,625             109,463       94,685
Total            $592,902  $625,547          $1,772,632   $1,773,536

Geographic Information (continued)

                                       As of
                                    September 30,
                                   2000       1999

Property, Plant and Equipment
United States                    $315,454   $330,101
Canada                             36,337     31,620
Total                            $351,791   $361,721



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


4. Stock Compensation

      As of September 30, 2000, there were 1,204,000 granted but unissued restricted common shares remaining from grants made under the Company's various stock incentive plans. The shares vest over time and are contingent upon the Company's average stock price achieving pre-determined increases over the grant prices for 10 consecutive trading days. Compensation expense is recognized based upon the stock price when the minimum stock price is achieved. As of September 30, 2000, the stock price was below the pre-determined levels required for vesting.

      In June, the Company granted 1,243,600 stock options to certain designated employees at $4.72 per share, equal to the closing stock price on the date of the grant. The options vest twenty-five percent on each of the following dates: July 15, 2000; May 16, 2001; May 16, 2002; and May 16, 2003.


5. Earnings (Loss) per Share

      The following chart reconciles basic to diluted earnings (loss) per share for the three and nine months ended September 30, 2000 and 1999. See Footnote 4 for a discussion of dilutive securities.

(Dollars in thousands except per share amounts)

                                          Weighted
           Three                          Average           Earnings
       Months  Ended      Net Income       Shares          Per Share

     September 30, 2000
      Basic                $ 1,321        21,507,159          $0.06
      Dilutive effect of
        restricted stock
        and stock options       --            24,658             --
      Diluted              $ 1,321        21,531,817          $0.06

     September 30, 1999
      Basic                $ 4,730        22,564,538          $0.21
      Dilutive effect of
        restricted stock
        and stock options      --                 --             --
      Diluted              $ 4,730        22,564,538          $0.21


                                           Weighted          Earnings
          Nine           Net Income         Average           (Loss)
       Months Ended        (Loss)           Shares           Per Share

     September 30, 2000
      Basic                $(1,551)       21,439,193          $(0.07)
      Dilutive effect of
        restricted stock
        and stock options       --             8,219              --
      Diluted              $(1,551)       21,447,412          $(0.07)

     September 30, 1999
      Basic                $13,988        22,599,509           $0.62
      Dilutive effect of
        restricted stock
        and stock options       --           275,038           (0.01)
      Diluted              $13,988        22,874,547           $0.61



6. Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 is as follows:

(Dollars in thousands)
                                           Three                   Nine
                                        Months Ended            Months Ended
                                        September 30,          September 30,
                                      2000       1999          2000      1999

Net Income (Loss)                  $ 1,321     $ 4,730      $ (1,551) $ 13,988
Other Comprehensive Income (Loss):
  Foreign currency translation
   adjustments                          (5)       (223)          (68)    1,653
Comprehensive Income (Loss)        $ 1,316     $ 4,507      $ (1,619) $ 15,641


7.  Credit Facility

      On September 27, 2000, the Company's unsecured credit facility was amended, the primary effect of which was a reduction in the total
facility from  $175.0  million  to $155.0  million.   Borrowings under
the  agreement bear interest at LIBOR plus a margin. As   of September
30, 2000,  the Company had no short-term borrowings and $77.7  million
of letters  of  credit  outstanding.   The  continued  availability of
funds  under  this credit  facility   will  require  that  the Company
comply with certain financial covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth.
The Company  is  in compliance  as of September 30, 2000 and   expects
to be in compliance with these covenants for the remainder of the year.


8. Contingencies

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

      Under a tax sharing agreement entered into between CNF and the Company at the time of the spin-off, the Company is obligated to reimburse the former parent for its share of any additional taxes and interest that relate to the Company's business prior to the spin-off. The Company has executed a tax settlement agreement that calls for a full settlement of the tax sharing liability, except for certain enumerated open tax items that are anticipated to be resolved within the next 21 to 27 months. The settlement entailed an immediate cash payment of $16.7 million, transfer of approximately $1 million of real property, and the grant of tax obligations in the amount of $40.2 million. Of this amount, $20.0 million is payable on May 15, 2004 and bears interest at 6.8% payable annually. Of the other $20.2 million, $13.5 million was repaid in September. As of September 30, 2000, the Company believes that it has accrued the necessary reserves to adequately provide for its entire liability to CNF under the tax sharing agreement.





        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


     Revenues for the quarter ended September 30, 2000 decreased 5.2% compared to the same period last year due to a 12.0% decrease in tonnage levels. Continued refinement of the Company's freight profile, a higher proportion of lighter weight freight in the system as well as continued competition accounted for the decrease in tonnage. Shipments decreased 8.2% and the average weight per shipment decreased 4.1%. The tonnage decrease was offset by an 8.6% increase in net revenue per hundredweight due to rate increases, a fuel surcharge and an improved freight profile. Revenues for the nine-month period were flat compared with the prior year despite a 7.1% decrease in tonnage. Tonnage decreased for the same reasons noted above but was offset by an 8.1% increase in net revenue per hundredweight. Revenues in the quarter and nine-month period were also impacted by the shutdown of Redwood Truckload, the Company's owner-operator truckload subsidiary, in the second quarter.

      Salaries, wages and benefits decreased 5.9% in the quarter due primarily to lower tonnage levels. An April contractual wage and benefit increase and lower use of rail services impacted the quarter. The nine-month period was flat despite lower tonnage, for reasons noted above, as well as $4.0 million of severance pay due to an administrative reorganization.

      Operating expenses increased 1.9% in the quarter and 12.3% in the nine-month period, despite lower tonnage, due primarily to continued higher fuel costs. The average fuel cost per gallon increased 51.9% in the quarter and 72.8% in the nine-month period compared with the prior year. The Company has a fuel surcharge in place to offset the impact of the increased fuel costs. Higher information systems costs and revenue equipment lease expense, as well as lower use of rail also impacted the quarter and nine-month period. The Company benefited from approximately $8.7 million of gains on sales of terminal real estate properties during the quarter and $11.7 million for the nine-month period.

      Purchased  transportation decreased  17.4%  and  15.3%  in  the quarter  and  nine-month period, respectively, due to  lower  use  of rail. Rail miles as percentage of inter-city miles decreased to 25.4% from 28.2% in the quarter and to 23.4% from 27.2% in the nine-month period due to lower tonnage. The decrease also reflects the lower usage of owner-operators due to the shutdown of Redwood Truckload, the Company's owner-operator truckload subsidiary, in the second quarter.

      Operating taxes and licenses decreased 6.5% in the quarter primarily due to lower tonnage. The nine-month period increased 1.9% as the impact of lower tonnage was offset by higher licensing costs due to changes in the fleet.

      Claims and insurance increased 40.6% and 30.1% in the quarter and nine-month period, respectively, due to higher-cost vehicular accidents and higher than anticipated cargo claims.

      Depreciation decreased 7.8% in the quarter as more of the Company's linehaul fleet became fully depreciated. The nine-month period remained flat as the aging fleet offset depreciation on 1999 acquisitions.

      The above resulted in operating income of $5.6 million for the quarter compared with $9.7 million in the same period last year. The operating ratio declined to 99.1% from 98.4%. Operating income for the nine-month period was $6.5 million compared with $27.9 million in the prior year. The operating ratio declined to 99.6% from 98.4%.

      Other expense, net increased $0.7 million and $5.5 million in the quarter and nine-month period, respectively primarily due to interest expense on tax obligations payable to CNF. The nine-month period also reflects a $4.0 million charge for settlement of a tax liability with CNF. Both periods also reflect lower income on short-term investments as funds were used for capital expenditure purposes.

      The Company's effective income tax rates differ from the statutory federal rate due primarily to foreign and state taxes and non-deductible items.

      Management  is  implementing an aggressive strategic  marketing
plan   emphasizing   the   strengths  of  the   Company's   long-haul
infrastructure in an effort to grow the business while providing acceptable returns. As part of this plan, management is refining the Company's freight profile by seeking and retaining only that business that provides appropriate compensation for the freight handled. However, this may result in continued tonnage declines in the short-
term.   Additionally,  management implemented  a  5.8%  general  rate increase effective August 1. This should help offset an April 1 wage and benefit increase averaging 3.4% that will add approximately $10 million of expense in the remainder of 2000. As part of an
administrative  reorganization  to  reduce  costs,  the  Company   is
consolidating its corporate headquarters and administrative offices to a single facility in Vancouver, WA. The proceeds from the sales of its Menlo Park, CA and Portland, OR facilities will be reinvested back into high priority real estate and capital investments with long-term value to the Company.

      As discussed in Footnote 4, there are 1,204,000 shares granted under the Company's restricted stock plan that had not achieved the pre-determined increases in stock price required for vesting as of September 30. Compensation expense will be recognized for those shares once the stock price meets the required levels.

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


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, the Company had $62.5 million in cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 2000 was $31.2 million compared with $35.5 million in the same period last year. Management expects cash flow from operations for 2000 will be sufficient for working capital requirements.

     Net cash used by investing activities was $16.8 million compared
with  $58.5  million  in  the same period last  year.   The  decrease
reflects lower capital and software expenditures and significantly higher proceeds from sales of real estate terminal properties. The decrease in capital expenditures reflects management's decision to
scale  expenditures  back  in line with  business  levels.   Software
expenditures decreased as the prior year includes costs to replace certain operational and financial software systems for Year 2000
compliance.   Management expects capital and software expenditures to
be approximately $20 million for the remainder of the year, primarily for upgrades to terminal properties, technology enhancements and the
purchase  of  revenue  equipment.   It  is  anticipated  that   those
expenditures will be funded with existing cash balances and cash from operations, supplemented by financing arrangements. Additionally, as
part   of   an   administrative  reorganization,   the   Company   is
consolidating its corporate headquarters and administrative offices to a single facility in Vancouver, WA. The proceeds from the sales of its Menlo Park, CA and Portland, OR facilities will be reinvested back into high priority real estate and capital investments with long-term value to the Company.

      Net cash used by financing activities of $1.0 million reflects repayment of short-term borrowings assumed in the purchase of FirstAir Inc. and repurchases of common stock. Management repurchased 60,000 shares during the nine month period and is authorized to repurchase an additional $19.7 million of common stock.

      The Company has a multi-year $155 million unsecured credit facility with several banks to provide for working capital and letter of credit needs. Borrowings under the agreement bear interest at LIBOR plus a margin. As of September 30, 2000, the Company had no short-term borrowings and $77.7 million of letters of credit outstanding. The continued availability of funds under this credit facility will require that the Company comply with certain financial covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth. The Company is in compliance as of September 30, 2000 and expects to be in compliance with these covenants for the remainder of the year.

      As discussed in Footnote 8, the Company has executed a tax settlement agreement that calls for a full settlement of the tax sharing liability with CNF, except for certain enumerated open tax items that are anticipated to be resolved within the next 21 to 27 months. The settlement entailed an immediate cash payment of $16.7 million, transfer of approximately $1 million of real property, and the grant of tax obligations in the amount of $40.2 million. Of this amount, $20.0 million is payable on May 15, 2004 and bears interest at 6.8% payable annually. Of the other $20.2 million, $13.5 million was repaid in September. As of September 30, 2000, the Company believes that it has accrued the necessary reserves to adequately provide for its entire liability to CNF under the tax sharing agreement.


OTHER

      On May 8, 2000, the Board of Directors elected Patrick H. Blake president, chief executive officer and a director of the Company and chief executive officer of CF, the Company's long-haul subsidiary. He replaces Vice Chairman of the Board G. Robert Evans, who served as interim CEO after the retirement of W. Roger Curry in January. Mr. Blake previously served as executive vice president of operations and chief operating officer of the Company and president and chief operating officer of CF. The Board elected Thomas A. Paulsen to fill Mr. Blake's previous positions as president and chief operating officer of CF and chief operating officer of the Company. He previously served as senior vice president of operations.

      On July 5, 2000, the Board of Directors elected Robert E. Wrightson executive vice president and chief financial officer of the Company. He replaces Sunil Bhardwaj, who served as chief financial officer and treasurer before leaving the company. Mr. Wrightson previously served as senior vice president and controller of the Company. On August 15, 2000, James R. Tener was promoted to vice president and controller, having previously served as director of financial accounting. Also on August 15, Kerry K. Morgan was promoted to vice president and treasurer, having previously served as director of treasury and planning.

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


ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          (10.1) Amendment No 1., dated as of September 27, 2000, to the
                   Credit Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions, dated as of October 12, 1999.

           (27)  Financial Data Schedule

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended
                September 30, 2000.


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


November 13, 2000                   /s/Robert E. Wrightson
                                       Robert E. Wrightson
                                       As Executive Vice President and
                                        Chief Financial Officer and
                                        For Registrant

November 13, 2000                   /s/James R. Tener
                                       James R. Tener
                                       As Vice President and Controller