Form 10-K
period 2000-12-31
CONSOLIDATED FREIGHTWAYS CORP
filed 2001-03-30
CIK 1022581

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2000

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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X____

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on the National Automated System of the National Association of Securities Dealers Inc. Automated Quotation System on February 28, 2001:
$99,098,127

             Number of shares of Common Stock outstanding
                     as of February 28, 2001: 21,851,835

                  DOCUMENTS INCORPORATED BY REFERENCE

                          Parts I, II and IV


Parts I, II and IV are incorporated by reference from Consolidated Freightways Corporation's 2000 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K.)

                              Part III

Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 2001 Annual Meeting of Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K.)

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2000

_______________________________________________________________________


                                 INDEX

   Item                                                         Page

                                PART I

     1.     Business                                              3
     2.     Properties                                            7
     3.     Legal Proceedings                                     7
     4.     Submission of Matters to a Vote of Security Holders   8

                                PART II

     5.     Market for the Registrant's Common Stock and
             Related Stockholder Matters                          8
     6.     Selected Financial Data                               8
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  8
     7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                          9
     8.     Financial Statements and Supplementary Data           9
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  9

                               PART III

     10.    Directors and Executive Officers of the Registrant   10
     11.    Executive Compensation                               10
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               11
     13.    Certain Relationships and Related Transactions       11

                                PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         11

     Signatures                                                  12

     Index to Information Incorporated by Reference              13

     Index to Financial Information                              14

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2000
_______________________________________________________________________


                                PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated  Freightways  Corporation is a holding  company  that  was incorporated in Delaware in 1996. It is herein referred to as the "Registrant" or "Company". The Company was formerly a subsidiary of CNF Inc. (the former parent) through December 1, 1996. The Company consists of Consolidated Freightways Corporation of Delaware (CFCD), a long-haul freight transportation company, incorporated in 1958 as successor to the original trucking company organized in 1929, and its Canadian operations, including Canadian Freightways Ltd., Epic Express, Milne & Craighead, Canadian Sufferance Warehouses, Blackfoot Logistics, and other related businesses; CF AirFreight Corporation, a non-asset based provider of domestic and international air freight forwarding and full and less-than-container load ocean freight transportation; and Redwood Systems, Inc., a non-asset based supply chain management services provider. The Company primarily provides less-than-truckload transportation, air freight forwarding and supply chain management services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries.


(b) Financial Information About Industry Segments

The Company does not present segment disclosures because the air freight forwarding, supply chain management and international freight service offerings do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."


(c) Narrative Description of Business

The Company, headquartered in Vancouver, Washington, is the holding company of CFCD, a long-haul freight transportation company providing less-than-truckload freight services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries through operating agreements with ocean carriers and a network of
international   partners.     Operations  consist   of   an   extensive
transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring consistent, expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. Less-than-truckload (LTL) is an industry designation for shipments weighing less than 10,000 pounds. CFCD is one of the nation's largest LTL motor carriers in terms of 2000 revenues. During 2000, CF AirFreight Corporation, a wholly owned subsidiary of the Company, acquired substantially all of the assets and liabilities of privately held FirstAir Inc., a non-asset based provider of domestic and international air freight forwarding and full and less-than-container load ocean freight transportation. The Company also provides supply chain management services through its wholly owned subsidiary, Redwood Systems, Inc. (Redwood). Redwood is a third party, non-asset based logistics company that offers complete supply chain management services including dedicated contract warehousing and carriage, just-in-time delivery and specialized time-definite distribution, information-based logistics services and worldwide multi-modal logistics.

CFCD's  primary  competitors  in the national  LTL  market  are  Yellow
Freight   System,  Inc.,  Roadway  Express,  Inc.  and  Arkansas   Best
Corporation.   CFCD  also competes for LTL freight  with  regional  LTL
motor  carriers, small package carriers, private carriage  and  freight
forwarders.   Competition for freight is based  primarily  upon  price,
service consistency and transit time. The Company is faced with a decline of its market share in the "greater than 1,500 miles" length-of-haul market due to trends such as the "regionalization" of freight due to just-in-time inventory practices, distributed warehousing and other changes in business processes. Also contributing to this decline are
longer   length-of-haul  service  offerings  by  regional  and   parcel
carriers. To grow, the Company must continue to invest in its infrastructure to become more efficient and competitive in the shorter length-of-haul lanes; improve efficiencies in its core longer length-of-haul lanes, and develop services tailored to customer needs.

As a large carrier of LTL general freight, at December 31, 2000, CFCD operated 37,700 vehicle units including inter-city tractors and trailers and pick-up and delivery units. It had a network of 302 freight terminals, metro centers and regional consolidation centers.

There  is a broad diversity in the customers served, size of shipments,
commodities  transported  and  length-of-haul.   No  single   commodity
accounted for more than a small fraction of total revenues.

In 2000, CFCD operated in excess of 597 million linehaul miles. Road equipment consists of one tractor pulling two 28-foot trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFCD operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and sleeper teams, which in 2000, approximated 22% of all linehaul miles. Rail miles as a percentage of total linehaul miles approximated 24%.

CFCD and several Canadian subsidiaries serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian subsidiaries utilize 34 terminals and a fleet of over 1,620 trucks, tractors and trailers.


Cyclicality and Seasonality

The months of September, October and November of each year usually have the highest business levels while the first quarter has the lowest. The LTL industry is affected by seasonal fluctuations, which affect the amount of freight to be transported. Freight shipments and operating results are also affected adversely by inclement weather conditions.


Employees

At December 31, 2000, 81% of the Company's domestic employees were represented by various labor unions, primarily the International
Brotherhood of Teamsters. On April 13, 1998, the International Brotherhood of Teamsters ratified a new five-year National Master Freight Agreement with CFCD and three other national motor freight carriers.

Labor costs, including fringe benefits, averaged approximately 64% of the Company's 2000 revenues. The Company had approximately 21,100, 22,100, and 21,000 employees at December 31, 2000, 1999 and 1998, respectively.

Fuel

The average fuel cost per gallon, excluding taxes, was $0.947, $0.578 and $0.462 for the years ended December 31, 2000, 1999 and 1998. The Company's rules tariff allows for a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, including tax, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. This provision of the rules tariff became effective in July 1999. However, there can be no assurance that the Company will be able to maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.


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

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA), the Federal Motor Carrier Safety Administration (FMCSA) and the Surface Transportation Board
(STB), all of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The FMCSA, which was created in March 2000, enforces comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, analysis of and record-keeping for accidents, and transportation of hazardous materials. Because CFCD makes large use of rail "piggyback" (trailer-on-flatcar) service as permitted under its current collective bargaining agreements, CFCD must also comply with the hazardous materials transportation regulations of DOT's Federal Railroad Administration. Compliance with regulations of DOT's Federal Aviation Administration is required when CF AirFreight tenders shipments to air carriers. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

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

During 2000, 1999 and 1998 there was no single customer of the Company that accounted for 10% or more of consolidated revenues.

The Company is subject to Federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company stores some of its fuel for its trucks and tractors in 238 underground tanks located in 42 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations. However, there can be no assurances that environmental matters existing with respect to the Company, or compliance by the Company with laws relating to environmental matters, will not have a material adverse effect on the Company's business, financial position or results of operations.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 2001 will not be material.

The Company has received notices from the Environmental Protection Agency (EPA) and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Under CERCLA, PRP's are jointly and severally liable for all site remediation and expenses. Based upon the advice of local environmental attorneys and cost studies performed by environmental engineers hired by the EPA (or other Federal or State agencies), the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial position or results of operations.


(d)  Financial  Information About Foreign and Domestic  Operations  and
Export Sales.

Geographic information is summarized in Note 11 on page 27 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The following summarizes the terminals, freight service centers and warehouses operated by the Company or its subsidiaries at December 31, 2000. These major facilities generally consist of a large dock with loading doors, a small office and a large yard for the movement of tractors and trailers in the normal business operations. As the Company continues to invest in its infrastructure to become more competitive and efficient, some terminals will be consolidated and others expanded.

                         Owned     Leased    Total

                          204       136       340

The following table sets forth the location and square footage of the principal facilities operated by the Company or its subsidiaries:

                        Location                Square Footage
               (c)  Rancho Cucamonga, CA           419,064
               (c)  Guadalajara, Mexico            369,750
                    Mira Loma, CA                  280,672
                    Chicago, IL                    231,159
                    Carlisle, PA                   151,100
                    Kansas City, MO                131,916
               (d)  Edmonton, Alberta, Canada      121,415
                    Memphis, TN                    118,745
                    Nashville, TN                  118,622
               (a)  Indianapolis, IN               109,460
                    Orlando, FL                    101,557
                    South Chicago, IL               98,738
               (c)  St. Petersburg, FL              95,812
               (d)  Vancouver, British Columbia,
                      Canada                        95,725
               (a)  Minneapolis, MN                 94,890
                    Charlotte, NC                   89,204
                    St. Louis, MO                   88,640
                    Akron, OH                       82,494
                    Sacramento, CA                  81,286
                    Atlanta, GA                     77,920
                    Houston, TX                     77,346
                    Dallas, TX                      75,358
                    Buffalo, NY                     73,380
                    Milwaukee, WI                   70,661
                    Salt Lake City, UT              68,480
                    Seattle, WA                     59,720
               (d)  Toronto, Ontario, Canada        53,431
               (b)  Springfield, MA                 51,760

(a) Facility partially or wholly financed through the issuance of industrial revenue bonds.
(b)  Property is leased from a subsidiary of CNF Inc. through  December
      1, 2005.
(c) Dedicated contract warehouse and distribution facility operated by Redwood.
(d)  Property is owned by one of the Company's Canadian subsidiaries.

ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Item 8. Discussions of certain environmental matters are presented in Items 1 and 7.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                PART II


ITEM  5. MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
           STOCKHOLDER MATTERS

The Company's Common Stock is listed for trading on the NASDAQ Stock Market's National Market. The Company's Common Stock began trading on December 3, 1996. The quarterly ranges of the market price of the Company's Common Stock during the period January 1, 1999 to December 31, 2000 are presented in the "Quarterly Financial Data" on page 30 of the 2000 Annual Report to Shareholders and are incorporated herein by reference. Currently there are no cash dividends paid on the Company's Common Stock. The Company presently expects that it will not pay a dividend in 2001 and has no intention to do so. The Company's dividend policy thereafter will be dependent on the circumstances then in existence. There can be no assurance, however, that the Company will pay any cash dividends on its Common Stock in the future.

During 2000, the Company repurchased 60,000 shares of its common stock for $267,000 and is authorized to repurchase an additional $19.5 million.

As of December 31, 2000, there were 32,500 holders of record of the common stock ($.01 par value) of the Company.


ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 31 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 16 through 18 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference from the 2000 Annual Report to Shareholders, the Company states that the new credit facility is anticipated to be in place by March 30, 2001. The Company now expects formal documentation will be concluded sometime in April, 2001.

Certain statements included or incorporated by reference herein, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" referred to above, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements included or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, and in addition to matters discussed elsewhere herein and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: general economic conditions; general business conditions of customers served and other shifts in market demand; increases in domestic and international competition; pricing pressures, rate levels and capacity in the motor-freight industry; future operating costs such as employee wages and benefits, fuel prices and workers compensation and self-insurance claims; shortages of drivers; weather; environmental and tax matters; changes in governmental regulation; technology costs; legal claims; timing and amount of capital expenditures; and successful execution of operating plans, customer service initiatives, marketing plans, process and operational improvements and cost reduction efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative  and  qualitative  disclosures  about  market   risk   are
presented on page 17 of the 2000 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 19 through 29 of the 2000 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included on page 30 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Under Footnote 5, "Long-Term Debt" included in the financial statements, incorporated by reference from the 2000 Annual Report to Shareholders, the Company states that the new credit facility is anticipated to be in place by March 30, 2001. The Company now expects formal documentation will be concluded sometime in April, 2001.


ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL  DISCLOSURE

None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The identification of the Company's Directors is presented on pages 2 through 4 of the Company's 2001 Proxy Statement and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 2000 and their applicable business experience are as follows:

Patrick  H.  Blake, 51, President and Chief Executive  Officer  of  the
Company and Chairman and Chief Executive Officer of CFCD since May 2000. Mr. Blake previously served as Executive Vice President - Operations and Chief Operating Officer of the Company and President and Chief Operating Officer of CFCD since May 1999. From December 1996 through May 1999, Mr. Blake served as Executive Vice President - Operations of the Company and as Executive Vice President - Operations of CFCD since July 1994. He was Vice President - Eastern Region of CFCD from 1992-1994 and a Division Manager from 1985-1992.

Wayne M. Bolio, 44, Vice President - Human Resources of the Company since March 2000. From April 1997 through February 2000, Mr. Bolio served as Assistant General Counsel for the Company and was responsible for its labor and employment legal matters. Prior to joining the Company in April 1997, he was an attorney for Southern Pacific Transportation Company from 1991, most recently as Assistant General Counsel from 1993.

Patrick J. Brady, 49, Senior Vice President - Sales and Marketing since February 2000. Mr. Brady had served as Vice President - Eastern Region of CFCD since January 1995 and was a Division Manager before that.

Stephen D. Richards, 57, Senior Vice President and General Counsel of the Company since December 1996. Mr. Richards served as Vice President and General Counsel of CFCD since September 1995. He was Deputy General Counsel of the former parent for the preceding four years.

Thomas A. Paulsen, 57, Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of CFCD since May 2000. Mr. Paulsen previously served as Senior Vice President - Operations of CFCD from August 1998 through May 2000. Mr. Paulsen was a Vice President of CFCD from March 1985 to July 1998.

Samuel A. Woodward, 51, Senior Vice President - Strategic Operations and Planning since January 2001. Mr. Woodward is co-founder of myFreightWorld, a freight industry web-based consortium. Prior to that, Mr. Woodward served as Senior Vice President - Operations and Planning at Yellow Corporation and held executive positions with transportation consultancy SH&E, a subsidiary of Reed Elsevier, and with merchant banker The Taggert Group.

Robert E. Wrightson, 61, Executive Vice President and Chief Financial Officer of the Company since July 2000. Mr. Wrightson previously served as Senior Vice President and Controller of the Company since December 1996 and as Senior Vice President and Controller of CFCD since July 1994. Prior to joining CFCD, he was Vice President and Controller of the former parent, assuming that position in 1989.


ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 9 through 16 of the Company's 2001 Proxy Statement, and those pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 5 through 7 of the Company's 2001 Proxy Statement and is incorporated herein by reference.


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

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

       No  reports on Form 8-K were filed in the quarter ended December
          31, 2000.

                              SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 29, 2001                 CONSOLIDATED FREIGHTWAYS CORPORATION
                                          (Registrant)

                                   By:/s/Robert E. Wrightson
                                      Robert E. Wrightson
                                      Executive Vice President and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 29, 2001                     /s/Patrick H.  Blake
                                   Patrick H. Blake
                                   President, Chief Executive Officer
                                    and Director


March 29, 2001                     /s/Robert  E.  Wrightson
                                   Robert E. Wrightson
                                   Executive Vice President and
                                    Chief Financial Officer


March 29, 2001                     /s/James  R.  Tener
                                   James R. Tener
                                   Vice President and Controller


March 29, 2001                     /s/William D. Walsh
                                   William D. Walsh
                                   Chairman  of  the Board


March 29, 2001                     /s/G. Robert Evans
                                   G.  Robert Evans
                                   Vice Chairman of the Board


March 29, 2001                     /s/Paul B. Guenther
                                   Paul B. Guenther, Director


March 29, 2001                     /s/Henry C. Montgomery
                                   Henry C. Montgomery, Director

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2000

_______________________________________________________________________


            INDEX TO INFORMATION INCORPORATED BY REFERENCE

Consolidated Freightways Corporation and Subsidiaries

The  following  items  are incorporated herein by  reference  from  the
Company's  2000  Annual Report to Shareholders.   The  page  references
refer to the Annual Report to Shareholders.

                          Item                                        Page

Item 1(d). Financial Information About Foreign and Domestic
            Operations and Export Sales                                27

Item 5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters                                30

Item 6.    Selected Financial Data                                     31

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    16-18

Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                               17

Item 8.    Financial Statements and Supplementary Data               19-30



The following items are incorporated herein by reference from the Company's 2001 Proxy Statement. The page references refer to the Proxy Statement.


                        Item                                       Page

Item 10.   Directors and Executive Officers of the Registrant       2-4

Item 11.   Executive Compensation                                   9-16

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                          5-7

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2000

_______________________________________________________________________


                    INDEX TO FINANCIAL INFORMATION

Consolidated Freightways Corporation and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways Corporation and Subsidiaries appearing on pages 19 through 29 of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets - December 31, 2000 and 1999

      Statements of Consolidated Operations - Years Ended December  31,
        2000, 1999 and 1998

      Statements of Consolidated Cash Flows - Years Ended December  31,
        2000, 1999 and 1998

      Statements  of Consolidated Shareholders' Equity  -  Years  Ended
        December 31, 2000, 1999 and 1998

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

                               SIGNATURE

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As   independent   public  accountants,  we  hereby  consent   to   the
incorporation of our reports included and incorporated by reference in this Form 10-K, into Consolidated Freightways Corporation's previously filed Registration Statement File Nos. 333-16851, 333-16835, 333-25167, 333-95859, 333-85775, 333-95861 and 333-42456.


                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 28, 2001




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consolidated Freightways Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Consolidated Freightways Corporation's 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule on page 16 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Portland, Oregon,
  January 25, 2001

                                SCHEDULE II

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 2000
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS



          BALANCE AT  CHARGED TO  CHARGED TO                  BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END OF
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS        PERIOD

2000      $13,340     $18,468     $  -        $(18,921)(a)       $12,887


1999      $11,413     $18,166     $  -        $(16,239)(a)       $13,340


1998      $ 7,467     $15,127     $  -        $(11,181)(a)       $11,413



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

(10) Material Contracts:
     10.1 Alternative Dispute Resolution Agreement Between
          Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.2 to the Company's
          Form 8-K dated March 12,   1997.) (*)
     10.2 Employee Benefit Matters Agreement between Consolidated
          Freightways Corporation and Consolidated Freightways, Inc., dated as
          of December 2,   1996. (Exhibit 10.3 to the Company's Form 8-K dated
          March 12, 1997.) (*)
     10.3 Tax Sharing Agreement between Consolidated Freightways
          Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.4 to the Company's Form 8-K dated March 12, 1997.) (*)
     10.4 Reimbursement and Indemnification Agreement between
          Consolidated Freightways Corporation of Delaware and Consolidated
          Freightways,Inc.,     dated as of October 1, 1996. (Exhibit 10.5 to
          the Company's Form 8-K dated March 12, 1997.) (*)
     10.5 Consolidated Freightways Corporation 1996 Stock Option and
          Incentive Plan. (Exhibit 10.6 to the Company's Form 10 filed October 2, 1996)(*)(#)
     10.6 Consolidated Freightways Corporation 1996 Restricted Stock Award Agreements. (Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.7 Consolidated Freightways Corporation Supplemental Executive
          Retirement Plan. (Exhibit 10.11 to the Company's
          Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.8 Consolidated Freightways Inc. Executive Split-Dollar Life
          Insurance Plan. (Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
     10.9 Reimbursement and Security Agreement dated July 3, 1997 between Consolidated Freightways Corporation and CNF Transportation Inc. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
          June 30, 1997.)(*)
    10.10 Consolidated Freightways Corporation 1999 Equity Incentive Plan and Forms of Stock Options Agreements. (Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1999.) (*)(#)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

   10.11 Form of Restricted Stock Award and Deferral Agreement under the 1999 Equity Incentive Plan. (Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated August 23, 1999, File No 333-85775.) (*)(#)
   10.12 Consolidated Freightways Corporation Non-Employee Directors'
         Equity Plan and Form of Stock Option Agreement. (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1999.) (*)(#)
   10.13 Employment Agreements with Senior Management. (Exhibits 10.21 to the Company's Form 10-K for the year ended December 31, 1998 and 10.1 to the Company Form 10-Q for the quarter ended June 30, 1999.) (*)(#)
   10.14 Consolidated Freightways Corporation Management Change-of-Control
         Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1998.) (*)(#)
   10.15 Credit Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions, dated as of October 12, 1999. (Exhibit 10.16 to the Company Form 10-K for the year ended December 31, 1999) (*)
   10.16 Lease Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions, dated as of October 12, 1999. (Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1999)(*)
   10.17 Settlement Agreement and Mutual Release of Claims between Consolidated Freightways Corporation and W. Roger Curry dated April 14, 2000. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
         March 31, 2000)(*)(#)
   10.18 Agreement Resolving Certain Maters under the Tax Sharing Agreement between CNF Transportation Inc. and Consolidated Freightways.
         (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000)(*)
   10.19 Amendment No.1, dated September 27, 2000, to the Credit Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions dated
         October 12, 1999. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000)(*)
   10.20 CF AirFreight Savings Plan (Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated July 28, 2000, File No 333-42456.) (*)(#)
   10.21 Amendment No.2, dated December 7, 2000, to the Credit Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions dated October 12, 1999.
   10.22 Amendment No.3, dated February 5, 2001, to the Credit Agreement between Consolidated Freightways Corporation of Delaware, ABN AMRO Bank, N.V. and various other financial institutions dated
         October 12, 1999.
   10.23 Consolidated Freightways Corporation Senior Executive Incentive
         Plan for 2001.(#)
   10.24 Employment Agreements with Senior Management.(#)
   10.25 Consulting Arrangement between Consolidated Freightways Corporation and G. Robert Evans.(#)
   10.26 Consolidated Freightways Corporation Amended Deferred Compensation Plan for Executives.(#)
   10.27 Consolidated Freightways Corporation Split-Dollar Life Insurance Plan 2001 Restatement.(#)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

(13)      Annual Report to Security Holders:

       Consolidated Freightways Corporation 2000 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as the "Letter to Shareholders" are not required and therefore not "filed" as part of this Form 10-K.)

(23)  Consents of Experts and Counsel

       (23.1) Consent of Arthur Andersen LLP, independent public accountants (included on page 15 with the auditor's report in this Annual Report on Form 10-K)

(21)      Subsidiaries of the Company