Form 10-Q
period 2001-03-31
CONSOLIDATED FREIGHTWAYS CORP
filed 2001-05-14
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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




              Number of shares of Common Stock, $.01 par value,
                outstanding as of April 30, 2001: 21,835,288




                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                         Quarter Ended March 31, 2001

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                          Page

   Item 1.     Financial Statements

          Consolidated Balance Sheets -
            March 31, 2001 and December 31, 2000             3

          Statements of Consolidated Operations -
            Three Months Ended March 31, 2001 and 2000       5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2001 and 2000       6

          Notes to Consolidated Financial Statements         7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9

   Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                              12



PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                 12

  Item 6. Exhibits and Reports on Form 8-K                  12


SIGNATURES                                                  13


                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                     March  31,   December 31,
                                                       2001          2000

                                                       (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   38,197     $   46,523
   Trade accounts receivable, net of allowances        324,964        327,919
   Other receivables                                    50,594         14,978
   Operating supplies, at lower of average
     cost or market                                      7,966          8,419
   Prepaid expenses                                     50,092         41,286
   Deferred income taxes                                79,876         70,610
      Total Current Assets                             551,689        509,735

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 90,041         81,697
   Buildings and improvements                          356,319        350,137
   Revenue equipment                                   515,412        518,086
   Other equipment and leasehold improvements          153,286        149,123
                                                     1,115,058      1,099,043
   Accumulated depreciation and amortization          (749,150)      (750,249)
                                                       365,908        348,794
OTHER ASSETS
   Deposits and other assets                            74,681         68,153
                                                        74,681         68,153

TOTAL ASSETS                                        $  992,278     $  926,682



      The accompanying notes are an integral part of these statements.


                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                      March 31,   December 31,
                                                        2001         2000
                                                     (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  93,946      $  97,741
   Accrued liabilities                                229,167        211,043
   Accrued claims costs                                84,952         86,674
   Short-term borrowings                               28,000           --
      Total Current Liabilities                       436,065        395,458

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                                99,097         99,074
   Employee benefits                                  120,234        120,317
   Deferred income taxes                               24,429          6,282
   Other liabilities                                   48,659         38,267
      Total Liabilities                               743,584        674,498

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231            231
   Additional paid-in capital                          75,206         75,767
   Accumulated other comprehensive loss               (13,603)       (11,293)
   Retained earnings                                  198,240        200,067
   Treasury stock, at cost (1,298,812 and 1,436,712
     shares, respectively)                            (11,380)       (12,588)
       Total Shareholders' Equity                     248,694        252,184

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 992,278      $ 926,682



        The accompanying notes are an integral part of these statements.




                      CONSOLIDATED FREIGHTWAYS CORPORATION
                                  AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Dollars in thousands except per share  amounts)


                                                    Three Months
                                                        Ended
                                                       March 31,
                                                 2001           2000


REVENUES                                     $  574,578     $  593,629

COSTS AND EXPENSES
    Salaries, wages and benefits                373,758        379,660
    Operating expenses                          103,133        115,815
    Purchased transportation                     52,988         49,125
    Operating taxes and licenses                 16,383         18,468
    Claims and insurance                         15,161         18,059
    Depreciation                                 12,925         13,741
                                                574,348        594,868
OPERATING INCOME (LOSS)                             230         (1,239)

OTHER INCOME (EXPENSE)
   Investment income                                224            353
   Interest expense                              (1,856)        (1,087)
   Miscellaneous, net                              (649)        (4,106)
                                                 (2,281)        (4,840)

Loss before income tax benefits                  (2,051)        (6,079)
Income tax benefits                                (224)        (3,100)

NET LOSS                                        $(1,827)     $  (2,979)


Basic average shares outstanding             21,818,691      21,350,812
Diluted average shares outstanding           21,818,691 (a)  21,350,812

Basic Loss per Share:                           $ (0.08)     $   (0.14)

Diluted Loss per Share:                         $ (0.08)     $   (0.14)


(a) Does not include 305,624 potentially dilutive securities because to do so would be anti-dilutive.

      The accompanying notes are an integral part of these statements.




                            CONSOLIDATED FREIGHTWAYS CORPORATION
                                    AND SUBSIDIARIES
                           STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                       Three Months Ended
                                                            March 31,
                                                        2001         2000
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  46,523     $  49,050

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               (1,827)       (2,979)
Adjustments to reconcile net
  loss to net cash provided (used) by
  operating activities:
Depreciation and amortization                          15,633        15,255
Increase (decrease) in deferred income taxes            8,881        (1,461)
Gains from property disposals, net                    (19,475)         (297)
Issuance of common stock under stock
  and benefit plans                                       647           735
Changes in assets and liabilities:
   Receivables                                        (11,661)       17,471
   Prepaid expenses                                    (8,806)       (9,933)
   Accounts payable                                    (3,795)      (12,333)
   Accrued liabilities                                 18,124        18,202
   Accrued claims costs                                (1,699)          878
   Income taxes                                            --        (3,481)
   Employee benefits                                      (83)        1,080
   Other                                                  410         2,829
   Net Cash Provided (Used) by Operating Activities    (3,651)       25,966

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (34,183)       (5,436)
   Software expenditures                                 (585)       (2,879)
   Proceeds from sales of property                      2,093           981
   Net Cash Used by Investing Activities              (32,675)       (7,334)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from short-term borrowings             28,000        20,000
   Net Cash Provided by Financing Activities           28,000        20,000

Increase (decrease) in Cash and Cash Equivalents       (8,326)       38,632

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  38,197     $  87,682



      The accompanying notes are an integral part of these statements.



                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

       The accompanying consolidated financial statements of Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders.

      There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.


2. Segment and Geographic Information

        The Company primarily provides less-than-truckload transportation, air freight forwarding and supply chain management services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries. The Company does not present segment disclosures because the air freight forwarding, supply chain management and international service offerings do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following information sets forth revenues and property, plant and equipment by geographic location. Revenues are attributed to geographic location based upon the location of the customer. No one customer provides 10% or more of total revenues.


Geographic Information

(Dollars in thousands)


                               Three Months Ended
                                    March 31,
                                2001       2000
Revenues
United States                 $538,430   $557,903
Canada                          36,148     35,726
Total                         $574,578   $593,629

Property, Plant and Equipment
United States                 $331,064   $323,826
Canada                          34,844     36,604
Total                         $365,908   $360,430



4. Comprehensive Loss

     Comprehensive loss for the three months ended March 31, 2001 and 2000 is as follows:

(Dollars in thousands)

                                     Three Months Ended
                                          March 31,
                                      2001       2000

Net Loss                           $(1,827)    $(2,979)
Other Comprehensive Loss:
  Foreign currency translation
   adjustments                      (2,310)         (7)
Comprehensive Loss                 $(4,137)    $(2,986)


5. Credit Facility

      As of March 31, 2001, the Company had $28 million of short-term borrowings and $78 million of letters of credit outstanding under its existing $155 million credit facility. The Company was in compliance with all covenants of this facility as of March 31st. On April 27, 2001, the Company entered into a five-year, $200 million credit facility, securitized by accounts receivable, with a new lender. The new facility provides for working capital and letter of credit needs and is a replacement for the existing facility. Letters of credit are limited to $100 million. Borrowings will bear interest at either the commercial paper rate plus 75 basis points or LIBOR plus 75 basis points. Approximately $125 million will be used to repay borrowings and support letters of credit under the existing facility as well as to purchase 2,700 trucks and tractors under lease with the existing lender. The continued availability of funds under the new facility will require that the Company comply with certain financial convenants, the most restrictive of which requires the Company to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense). The Company expects to be in compliance with these covenants during 2001.



6.Recently Adopted Accounting Standards

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. SFAS 133 requires that an organization recognize all derivatives as either assets or liabilities on the balance sheet at fair value and establishes the timing of recognition of the gain/loss based upon the derivative's intended use. Adoption of this standard did not have an impact on the Company's financial position or results of operations.



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





        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

      Revenues for the quarter ended March 31, 2001 decreased 3.2% on a 5.1% decrease in tonnage levels. Tonnage decreased due to a continued general economic slowdown and severe winter weather conditions. Shipments decreased 4.8% and the weight per shipment decreased 0.3%. The tonnage decrease was partially offset by a 2.1% increase in revenue per hundredweight due to a rate increase and a fuel surcharge.

      Salaries, wages and benefits decreased 1.6% from the prior year due primarily to lower tonnage levels and management's efforts to reduce costs. However, the Company was impacted by contractual wage and benefit increases as well as decreases in pick-up and delivery and dock efficiencies, due in part to the severe winter weather. The prior year includes $4.3 million of severance pay due to an administrative reorganization.

      Operating expenses decreased 11% from the prior year due to $19.5 million of gains on sales of facilities. Excluding the gains, operating expenses increased 5.9%, despite lower tonnage levels. The increase was due to a 5.6% increase in the average fuel cost per gallon, increased lease expense on revenue equipment, increased repair and maintenance expense, and costs associated with the severe winter weather. The costs were partially offset by increased use of rail services.

      Purchased transportation increased 7.9% due to increased use of rail services. Rail miles as a percentage of inter-city miles increased to 26.3% from 22.8% in the prior year.

      Operating taxes and licenses decreased 11.3% due to lower tonnage levels and increased use of rail services.

      Claims and insurance decreased 16.0% due to improved claims experience and lower tonnage levels. The Company benefited from new process improvement programs directed at reducing freight damage and increasing vehicular safety.

      Depreciation decreased 5.9% due to a higher proportion of the fleet becoming fully depreciated.

      Operating income improved $1.5 million from the prior year with the operating ratio improving to 99.9% from 100.2%. Excluding the gains on sales of facilities, the operating loss was $19.3 million and the operating ratio was 103.4%. The Canadian operations contributed $2.8 million of operating income in both the current and prior year periods.

      Other expense, net, decreased $2.6 million to $2.3 million. The decrease is due to the fact that the prior year included a $4.0 million charge for settlement of a tax sharing liability with the
former  parent.   The  decrease  was partially  offset  by  increased
interest expense due to higher average short-term borrowings and interest expense on a tax obligation payable to the former parent.

      The Company's effective income tax rates differ from the statutory federal rate due primarily to foreign and state taxes and non-deductible items.

      The Company began to see the benefits of its systematic process improvement programs during the quarter. These programs are aimed at increasing pick-up and delivery and dock efficiencies, increasing load factor and reducing claims expense. The Company experienced significantly fewer claims compared with the prior year and month over month improvement in load factor during the quarter. Additionally, despite a year over year decrease in pick-up and delivery and dock efficiencies, the Company experienced month over month improvement during the quarter. The Company will continue to aggressively pursue further cost efficiencies in these areas as well as in the general and administrative areas to improve margins. The Company expects to return to profitability in the second half of 2001, subject to any further declining general economic trends.

      As discussed in the Company's Annual Report on Form 10-K, the Company has various stock incentive plans under which restricted stock has been granted. There are approximately 950,000 restricted shares that had not achieved the pre-determined increases in stock price required for vesting as of March 31st. Compensation expense will be recognized for those shares once the stock price meets the required levels. Of the 950,000 shares, 843,000 will be forfeited if the stock price does not meet the required levels by December 2, 2001. The remaining shares must meet the required stock prices by May 12, 2002.

      The Company continues to experience increased fuel costs per gallon. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. The Company currently has a fuel surcharge in effect. However, there can be no assurance that the Company will be able maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, the Company had $38.2 million in cash and cash equivalents. Net cash used by operating activities of $3.7 million compares with $26.0 million provided by operating activities for the same period last year. The decrease was due primarily to increased operating losses. Management expects that existing cash balances, cash flow from operations and available borrowings under the Company's new credit facility will be sufficient for working capital requirements in 2001.

     Net cash used by investing activities of $32.7 million compares with $7.3 million in the same period last year. The increase reflects the purchases of strategic terminal properties in Brooklyn, NY, Laredo, TX, and Phoenix, AZ. Management expects capital and software expenditures to be approximately $93 million for the remainder of the year, primarily for upgrades to terminal properties, the purchase of the Company's new headquarters and administrative facility, the purchase of revenue equipment and technology enhancements. It is anticipated that those expenditures will be funded with existing cash balances, cash flow from operations and financing arrangements.

      The Company sold its administrative facility in Portland, OR during the quarter. Consideration received was in the form of a $21 million note receivable, bearing interest at 6.45% per annum, due on or before September 25, 2001. The proceeds from the note will be used to purchase the Company's new Vancouver, WA headquarters and administrative facility.

      Net cash provided by financing activities of $28 million reflects net short-term borrowings under the Company's credit facility. This compares with $20 million in the same period last year. The Company anticipates settling a $20 million tax obligation payable to its former parent, originally due in May 2004, in the second quarter, using its new credit facility.

     As discussed in Footnote 5 above, the Company had $28 million of short-term borrowings and $78 million of letters of credit outstanding under its existing $155 million credit facility as of March 31st. The Company was in compliance with all covenants of this facility as of March 31st. On April 27, 2001, the Company entered into a five-year, $200 million credit facility, securitized by accounts receivable, with a new lender. The new facility provides for working capital and letter of credit needs and is a replacement for the existing facility. Letters of credit are limited to $100 million. Borrowings will bear interest at either the commercial paper rate plus 75 basis points or LIBOR plus 75 basis points. Approximately $125 million will be used to repay borrowings and support letters of credit under the existing facility as well as to purchase 2,700 trucks and tractors under lease with the existing lender. The continued availability of funds under the new facility will require that the Company comply with certain financial convenants, the most restrictive of which requires the Company to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense). The Company expects to be in compliance with these covenants during 2001.


OTHER

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


                     PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

      As previously disclosed, the Company has received notices from the Environmental Protection Agency (EPA) and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at various Superfund sites. Under CERCLA, PRP's are jointly and severally liable for all site remediation and expenses. Based upon the advice of local environmental attorneys and cost studies performed by environmental engineers hired by the EPA (or other Federal or state agencies), the Company believes its obligations with respect to such sites would not have a material adverse effect on its financial position or results of operations.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended
                March 31, 2001




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


May 14, 2001                         /s/Robert E. Wrightson
                                     Robert E. Wrightson
                                     Executive Vice President and
                                      Chief Financial Officer


May 14, 2001                         /s/James R. Tener
                                     James R. Tener
                                     Vice President and Controller