Form 10-Q
period 2001-06-30
CONSOLIDATED FREIGHTWAYS CORP
filed 2001-08-14
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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




              Number of shares of Common Stock, $.01 par value,
                 outstanding as of July 31, 2001: 22,041,475




                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                         Quarter Ended June 30, 2001

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                                     Page

   Item 1. Financial Statements

             Consolidated Balance Sheets -
              June 30, 2001 and December 31, 2000                      3

             Statements of Consolidated Operations -
              Three and Six Months Ended June 30, 2001 and 2000        5

             Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 2001 and 2000                 6

             Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                         15



PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                          16

  Item 4.  Submission of Matters to a Vote of Security Holders        16

  Item 5.  Stockholder Proposals                                      16

  Item 6.  Exhibits and Reports on Form 8-K                           17


SIGNATURES                                                            18


                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                      June  30,     December 31,
                                                        2001           2000
                                                       (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   37,859     $   46,523
   Trade accounts receivable, net of allowances        354,716        334,155
   Other receivables                                    27,361          8,742
   Operating supplies, at lower of average
     cost or market                                      7,558          8,419
   Prepaid expenses                                     44,325         41,286
   Deferred income taxes                                76,664         70,610
      Total Current Assets                             548,483        509,735

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 90,447         81,697
   Buildings and improvements                          362,794        350,137
   Revenue equipment                                   533,969        518,086
   Other equipment and leasehold improvements          153,923        149,123
                                                     1,141,133      1,099,043
   Accumulated depreciation and amortization          (758,375)      (750,249)
                                                       382,758        348,794
OTHER ASSETS
   Deposits and other assets                            83,755         68,153
                                                        83,755         68,153

TOTAL ASSETS                                        $1,014,996     $  926,682



      The accompanying notes are an integral part of these statements.


                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,   December 31,
                                                       2001         2000

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  97,013      $ 97,741
   Accrued liabilities                                229,587       211,043
   Accrued claims costs                                89,216        86,674
   Federal and other income taxes                       2,508            --
   Short-term borrowings                               69,500            --
      Total Current Liabilities                       487,824       395,458

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                                96,960         99,074
   Employee benefits                                  122,196        120,317
   Deferred income taxes                               18,517          6,282
   Other liabilities                                   59,142         38,267
      Total Liabilities                               799,739        674,498

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231            231
   Additional paid-in capital                          74,898         75,767
   Accumulated other comprehensive loss               (12,711)       (11,293)
   Retained earnings                                  163,191        200,067
   Treasury stock, at cost (1,181,433 and 1,436,712
     shares, respectively)                            (10,352)       (12,588)
       Total Shareholders' Equity                     215,257        252,184

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,014,996      $ 926,682



      The accompanying notes are an integral part of these statements.



                                        CONSOLIDATED FREIGHTWAYS CORPORATION

                                       STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Dollars in thousands except per share amounts)


                                            For the Three Months Ended     For the Six Months Ended
                                                      June 30,                    June 30,
                                                2001          2000          2001          2000

REVENUES                                     $  590,415    $  586,101    $1,164,993    $1,179,730

COSTS AND EXPENSES
    Salaries, wages and benefits                391,857       377,971       765,615       757,631
    Operating expenses                          123,826       110,946       226,959       226,761
    Purchased transportation                     60,152        46,330       113,140        95,455
    Operating taxes and licenses                 16,448        18,092        32,831        36,560
    Claims and insurance                         16,002        17,452        31,163        35,511
    Depreciation                                 13,852        13,181        26,777        26,922
                                                622,137       583,972     1,196,485     1,178,840
OPERATING INCOME (LOSS)                         (31,722)        2,129       (31,492)          890

OTHER INCOME (EXPENSE)
   Investment income                                166           539           390           892
   Interest expense                              (2,037)       (1,220)       (3,893)       (2,307)
   Miscellaneous, net                               336          (126)         (313)       (4,232)
                                                 (1,535)         (807)       (3,816)       (5,647)

Income (loss) before income taxes (benefits)    (33,257)        1,322       (35,308)       (4,757)
Income taxes (benefits)                           1,792         1,215         1,568        (1,885)

NET INCOME (LOSS)                            $  (35,049)   $      107    $  (36,876)   $   (2,872)

Basic average shares outstanding             21,920,756    21,458,860    21,870,028    21,404,836
Diluted average shares outstanding (a)       21,920,756    21,458,860    21,870,028    21,404,836

Basic Earnings (Loss) per Share:             $    (1.60)   $      -      $    (1.69)   $    (0.13)

Diluted Earnings (Loss) per Share:           $    (1.60)   $      -      $    (1.69)   $    (0.13)

<F/N>

(a) The three and six-months ended June 30, 2001 do not include 428,073 and 336,205 potentially dilutive securities, respectively, because to do so would be anti-dilutive.


                            The accompanying notes are an integral part of these statements.




                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                       Six Months Ended
                                                            June, 30
                                                       2001         2000
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  46,523     $  49,050

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              (36,876)       (2,872)
Adjustments to reconcile net
  loss to net cash provided (used) by
  operating activities:
Depreciation and amortization                          31,500        30,125
Increase (decrease) in deferred income taxes            6,181       (24,469)
Gains from property disposals, net                    (19,665)       (3,044)
Issuance of common stock under stock
  and benefit plans                                     1,232         1,358
Changes in assets and liabilities:
   Receivables                                        (18,180)       31,076
   Prepaid expenses                                    (3,039)       (3,637)
   Accounts payable                                      (728)      (11,810)
   Accrued liabilities                                 18,544        18,932
   Accrued claims costs                                   428          (379)
   Income taxes                                         2,508         1,841
   Employee benefits                                    1,879         1,965
   Other                                                1,273         3,177
   Net Cash Provided (Used) by Operating Activities   (14,943)       42,263

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (64,895)      (19,110)
   Software expenditures                               (1,583)       (4,417)
   Proceeds from sales of property                      3,122         4,983
   Acquisition of First Air, net of cash acquired          --          (576)
   Net Cash Used by Investing Activities              (63,356)      (19,120)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (repayments of)
     short-term borrowings                             69,500          (691)
   Proceeds from exercise of stock options                135           --
   Purchase of common stock                                --          (267)
   Net Cash Provided (Used) by Financing Activities    69,635          (958)

Increase (Decrease) in Cash and Cash Equivalents       (8,664)       22,185

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  37,859     $  71,235



      The accompanying notes are an integral part of these statements.



                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

       The accompanying consolidated financial statements of Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders. Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

      There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as discussed in Footnote 7 below.


2. Segment and Geographic Information

        The Company primarily provides less-than-truckload transportation, air freight forwarding and supply chain management services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries. The Company does not present segment disclosures as the air freight forwarding, supply chain management and international service offerings do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following information sets forth revenues and property, plant and equipment by geographic location. Revenues are attributed to geographic location based upon the location of the
customer.   No one customer provides 10% or more of total revenues.

Geographic Information

(Dollars in thousands)

                       Three                          Six
                    Months Ended                  Months Ended
                       June 30,                      June 30,
                   2001     2000                2001         2000

Revenues
United States    $552,363  $549,349          $1,090,793   $1,107,252
Canada             38,052    36,752              74,200       72,478
Total            $590,415  $586,101          $1,164,993   $1,179,730



Geographic Information (continued)

                                         As of
                                        June 30,
                                   2001       2000

Property, Plant and Equipment
United States                    $348,253   $323,780
Canada                             34,505     35,444
Total                            $382,758   $359,224



3. Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

(Dollars in thousands)
                                       Three                Six
                                   Months Ended         Months Ended
                                      June 30,              June 30,
                                  2001       2000       2001      2000

Net Income (Loss)               $(35,049)  $  107   $(36,876)   $(2,872)
Other comprehensive income
   (loss):
  Foreign currency
    translation adjustments          892      (56)    (1,418)       (63)
Comprehensive Income (Loss)     $(34,157)  $   51   $(38,294)   $(2,935)



4. Credit Facility

      On April 27, 2001, the Company entered into a five-year, $200 million credit facility, securitized by accounts receivable, to provide for working capital and letter of credit needs. This facility replaces a previous $155 million unsecured credit facility. Letters of credit are limited to $100 million and borrowings are limited to an agreed upon availability calculation. Borrowings bear interest at either the commercial paper rate or LIBOR, plus a margin (75 basis points as of June 30th). As of June 30, 2001, the Company had $69.5 million of short-term borrowings and $73.0 million of letters of credit outstanding. The continued availability of funds under the facility requires that the Company comply with certain financial convenants, the most restrictive of which is to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense). The facility was subsequently amended to provide for more flexible financial covenants and to allow the Company to be in compliance as of June 30th. The Company expects to be in compliance in the third quarter, but without an improvement in the economy or improvement in planned cost savings and yield enhancment programs, the Company does not expect to be in compliance with the EBITDAL covenant in the fourth quarter. There can be no assurance that the Company will not require additional amendments this year or thereafter, or, if required, the lender will grant them.

      As a condition of the amendments, the Company is required to have $50 million of additional financing in place by October 15th, from which the proceeds will be applied to outstanding drawings on letters of credit, if any, and short-term borrowings under the facility. The Company is pursuing real estate-backed financing, including sale and leaseback transactions, to meet the October 15th condition. The Company currently has a letter of intent, subject to due diligence, in excess of the $50 million requirement. Although the Company anticipates securing the required financing, no assurance can be made. Additional conditions of the amendments are an increase in the margin on borrowings to 125 basis points through November 15, 2001 (subject to change thereafter depending on the Company's financial performance), and changes to the cash borrowing availability calculation.


5.  Income Taxes

      Deferred tax assets and liabilities in the Consolidated Balance Sheets are classified based upon the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based upon the estimated period of reversal. As a result of the domestic loss during the quarter, the Company recorded a $14.1 million income tax benefit and related deferred tax asset. However, due to recent cumulative domestic losses, current accounting standards required a $14.1 million valuation allowance be recorded. The Company also assessed the need for a valuation allowance against the existing $62.7 million net deferred tax asset of its domestic subsidiaries. Through the use of tax planning strategies, involving the sale of certain appreciated assets, the Company has determined that it is more likely than not that the net deferred tax asset as of June 30, 2001 will be realized. As a result, no additional valuation allowance was recorded. Until the cumulative loss is eliminated, the Company will record additional valuation allowance against any tax benefit arising from future losses. The Company will continue to assess the realizability of its deferred tax assets and adjust the valuation allowance as appropriate.


6.  Recently Adopted Accounting Standards

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


7. Contingencies

       In October 1997, lawsuits were filed against the Company and its principal operating subsidiary in Riverside County Superior Court of California, claiming invasion of privacy and related tort claims for intentional and negligent infliction of emotional distress and seeking the recovery of punitive, statutory and emotional distress damages in unspecified amounts. Those lawsuits arose out of the use of hidden cameras at a California terminal facility, including restrooms, in order to combat a problem with theft and drugs. There are approximately 500 plaintiffs, mostly unionized employees. Subsequently, the United States District Court for the Central District of California dismissed the lawsuit as to employees on the basis that the claims and issues in question are matters covered by the collective bargaining agreement and subject to the arbitration and grievance procedures. The decision was affirmed by the 9th U.S. Circuit Court of Appeals, but later reversed by an en banc panel of the 9th Circuit in June 2001, and returned to state court for trial under state law. The Company is in the process of filing a petition for certiorari to the U.S. Supreme Court. It is the opinion of management that the ultimate outcome of the claims will not have a material adverse effect on the Company's financial position or results of operation.

      The Company and its subsidiaries are involved in various other lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.



        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     Revenues for the quarter ended June 30, 2001 increased 0.7% on a 1.0% increase in tonnage, compared with the prior year. Tonnage increased, despite a continued economic slowdown, due to aggressive sales efforts but was offset by a 1.2% decrease in revenue per hundredweight. Revenue per hundredweight decreased due primarily to a change in freight mix, reflecting a decrease in higher-rated expedited freight. Shipments increased 1.3% and the weight per shipment decreased 0.5%. Revenues for the six-month period decreased 1.2% on a tonnage decrease of 2.2%. The tonnage decrease reflects the impact of the economic slowdown and the effects of severe winter weather in the first quarter. Revenue per hundredweight increased marginally, as a fuel surcharge and benefits of a rate increase offset the change in freight mix. Shipments decreased 2.4% and the weight per shipment increase was marginal.

      Salaries, wages and benefits increased 3.7% in the quarter due primarily to increased tonnage, a 3.4% contractual wage and benefit increase effective April 1st and sales force incentive bonuses. The Company benefited from improved cross-dock and pick-up and delivery efficiencies as a result of process improvement programs. Salaries, wages and benefits increased 1.1% in the six-month period, despite lower tonnage, due to the contractual wage and benefit increase noted above and lower freight handling efficiencies in the first quarter due to the effects of severe winter weather. The prior year six-month period includes $4.3 million of severance pay due to an administrative reorganization.

      Operating expenses increased 11.6% in the quarter due to increased tonnage, a higher average fuel cost per gallon, increased lease expense on revenue equipment, repair and maintenance expense, professional services expense and software amortization. The quarter includes $0.4 million of gains on sale of real properties compared with $3.2 million in the prior year. Excluding the gains, operating expenses increased 8.9%. For the six-month period, operating expenses were unchanged, despite lower tonnage. Excluding gains on sale of real property of $20.0 million in the six-month period and $3.2 million in the prior year, operating expenses increased 7.4% for the reasons noted above, as well as costs associated with the severe winter weather. Operating expenses in both the quarter and six-month periods were partially offset by increased use of rail services.

      Purchased transportation increased 29.8% in the quarter and 18.5% in the six-month period due to increased use of rail services in strategic lanes. Rail miles as a percentage of inter-city miles increased to 28.9% during the quarter compared with 22.1% in the prior year. For the six- month period, rail miles increased to 27.6% compared with 22.5% in prior year.

      Operating taxes and licenses decreased 9.1% in the quarter and 10.2% in the six-month period due primarily to increased use of rail services. The six-month period also reflects lower tonnage.

      Claims and insurance decreased 8.3% in the quarter and 12.2% in the six-month period due primarily to improved claims experience. The Company benefited from process improvement programs directed at reducing freight damage and increasing vehicular safety. The six-month period also reflects lower tonnage.

      Depreciation increased 5.1% in the quarter due to increased capital expenditures. For the six-month period, depreciation decreased slightly as a higher proportion of the Company's assets became fully depreciated.

      The operating loss for the quarter was $31.7 million compared with an operating profit of $2.1 million in the prior year. The operating ratio deteriorated to 105.4% from 99.6%. The Canadian operations contributed $3.8 million of operating income in the quarter compared with $3.3 million in the prior year. Excluding gains on sale of real property, the operating loss was $32.2 million in the quarter compared with a $1.1 million operating loss in the prior year. For the six-month period, the operating loss was $31.5 million compared with an operating profit of $0.9 million in the prior year. The operating ratio deteriorated to 102.7% from 99.9%. The Canadian operations contributed $6.6 million of operating income in the six-month period compared with $6.1 million in the prior year. Excluding gains on sale of real property, the operating loss for the six-month period was $51.5 million compared with a loss of $2.3 million in the prior year.

      Other expense, net, increased $0.7 million in the quarter primarily due to increased interest expense on higher average short-term borrowings and interest expense on a tax obligation payable to the former parent. The six-month period, also impacted by higher interest expense on increased debt levels, decreased $1.8 million due to the fact that the prior year included a $4.0 million charge for settlement of a tax sharing liability with the former parent.

      The Company's effective tax rate differs from the statutory federal rate due to foreign taxes and the recording of a deferred tax valuation allowance during the quarter. As a result of the domestic loss during the quarter, the Company recorded a $14.1 million income tax benefit and related deferred tax asset. However, due to recent cumulative domestic losses, current accounting standards required a $14.1 million valuation allowance be recorded. The Company also assessed the need for a valuation allowance against the existing $62.7 million net deferred tax asset of its domestic subsidiaries. Through the use of tax planning strategies, involving the sale of certain appreciated assets, the Company has determined that it is more likely than not that the net deferred tax asset as of June 30th will be realized. As a result, no additional valuation allowance was recorded. Until the cumulative loss is eliminated, the Company will record additional valuation allowance against any tax benefit arising from future losses. The Company will continue to assess the realizability of its deferred tax assets and adjust the valuation allowance as appropriate.

      Due to continued economic uncertainty, the Company expects that it will not return to profitability in 2001. To reduce operating costs, management is continuing with aggressive cost control measures including headcount and salary reductions, as well as other general and administrative expense reductions. Programs aimed at increasing pick-up and delivery and dock efficiencies, increasing load factor and reducing claims expense are proving successful at select terminals and will be expanded across the terminal system. The resulting cost savings, along with a 5.1% general rate increase on non-contractual accounts effective August 1st, should partially offset the impact of the contractual wage and benefit increase. The Company is also continuing to refine its freight profile, by emphasizing higher quality, more profitable weight brackets and aggressively marketing its higher-rated expedited service offering.

      As discussed in the Company's Annual Report on Form 10-K, the Company has various stock incentive plans under which restricted stock has been granted. There are approximately 950,000 restricted shares that had not achieved the pre-determined increases in stock price required for vesting as of June 30th. Compensation expense will be recognized for those shares once the stock price meets the required levels. Of the 950,000 shares, 843,000 will be forfeited if the stock price does not meet the required levels by December 2, 2001. The remaining shares must meet the required stock prices by May 12, 2002.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142)
"Goodwill and Other Intangibles." SFAS 142 will require that goodwill and other intangible assets that have indefinite lives no longer be amortized, but will be subject to impairment review annually. Intangible assets with finite useful lives will continue to be amortized. The Company will adopt SFAS 142 effective January 1, 2002. The Company expects that adoption will not have a material impact on the Company's financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company had $37.9 million in cash and cash equivalents. Net cash used by operating activities of $14.9 million compares with $42.3 million provided by operating activities for the same period last year. The decrease was due primarily to increased operating losses (adjusted for non-cash items) and increased accounts receivable, partially offset by increased accounts payable.

      Net cash used by investing activities of $63.4 million compares with $19.1 million in the same period last year. The increase primarily reflects the purchases of strategic terminal properties in Brooklyn, NY, Laredo, TX, and Phoenix, AZ, as well as revenue equipment previously under lease. The Company expects capital and software expenditures to be approximately $15 million for the remainder of the year, primarily for the purchase of revenue equipment and technology enhancements, but has the ability to defer these expenditures in the event of further business deterioration.

      The Company sold its administrative facility in Portland, OR in March 2001. Consideration received was in the form of a $21 million note receivable, bearing interest at 6.45% per annum, due on or before September 25, 2001. Proceeds from the note will be used to repay a $20 million tax obligation to the Company's former parent.

      Net  cash  provided by financing activities  of  $69.6  million primarily reflects net short-term borrowings under the Company's credit facility. Net borrowings of $69.5 million compares with net repayments of $0.7 million in the same period last year. The increased borrowings were used to fund the operating activities and capital expenditures discussed above.

      Due to continued economic uncertainty, the Company does not expect to generate positive cash flow during the remainder of the year. The Company expects that its existing cash balances and available borrowings under its credit facility, discussed below, will be adequate to satisfy its short-term operating cash and capital expenditure requirements, although no assurance can be made. The Company is pursuing options to improve its short and long-term liquidity including the sale of surplus real properties and a senior debt offering, secured with real estate.

       As discussed in Footnote 4, on April 27, 2001, the Company entered into a five-year, $200 million credit facility, securitized by  accounts receivable, to provide for working capital and letter of
credit  needs.   This  facility  replaces  a  previous  $155  million
unsecured credit facility. Letters of credit are limited to $100 million and borrowings are limited to an agreed upon availability calculation. Borrowings bear interest at either the commercial paper rate or LIBOR, plus a margin (75 basis points as of June 30th). As of June 30, 2001, the Company had $69.5 million of short-term borrowings and $73.0 million of letters of credit outstanding. The continued availability of funds under the facility requires that the Company comply with certain financial convenants, the most restrictive of which is to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense). The facility was subsequently amended to provide for more flexible financial covenants and to allow the Company to be in compliance as of June 30th. The Company expects to be in compliance in the third quarter, but without an improvement in the economy or improvement in planned cost savings and yield enhancment programs, the Company does not expect to be in compliance with the EBITDAL covenant in the fourth quarter.
There can be no assurance that the Company will not require additional amendments this year or thereafter, or, if required, the lender will grant them.

      As a condition of the amendments, the Company is required to have $50 million of additional financing in place by October 15th, from which the proceeds will be applied to outstanding drawings on letters of credit, if any, and short-term borrowings under the facility. The Company is pursuing real estate-backed financing, including sale and leaseback transactions, to meet the October 15th condition. The Company currently has a letter of intent, subject to due diligence, in excess of the $50 million requirement. Although the Company anticipates securing the required financing, no assurance can be made. Additional conditions of the amendments are an increase in the margin on borrowings to 125 basis points through November 15, 2001 (subject to change thereafter depending on the Company's financial performance), and changes to the cash borrowing availability calculation.


OTHER

      On August 2, 2001, Patrick J. Brady resigned as Senior Vice President-Sales and Marketing. On February 9, 2001, Henry C. Montgomery was elected to the Board of Directors for a one-year term, replacing John M. Lillie. Raymond F. O'Brien resigned from Board of Directors on May 24, 2001.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Shareholders Meeting held May 15, 2001, the following matters were presented with the indicated voting results:

      For the purpose of electing members of the Board of Directors, the votes representing shares of Common stock were cast as follows:

                 Nominee                  For          Withheld
            Patrick H. Blake         18,587,993       1,531,027
            Paul B. Guenther         19,489,769         629,251
            William D. Walsh         19,414,998         704,022

Because the terms of office for their classes of directors had not ended, the following directors did not stand for election and continued in office after the Annual Shareholders Meeting: Robert W. Hatch, G. Robert Evans, James B. Malloy, Henry C. Montgomery and Raymond F. O'Brien. As noted above, Raymond F. O'Brien resigned from the Board of Directors on May 24, 2001.

    For the purpose of ratification of appointment of Arthur Andersen LLP as auditors, the votes representing shares of Common stock were cast as follows: For, 19,494,373; Against, 204,122; Abstain, 420,525.



ITEM 5.  Stockholder Proposals

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2002 annual meeting of stockholders must provide specified information to the Company between January 18, 2002 and February 18, 2002 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, in which case the information must be received by the Company by December 3, 2001).


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

              10.1 Financing Agreement between General Electric Capital
                   Corporation and Consolidated Freightways Corporation dated April 27, 2001, with amendments.

       (b)  Reports on Form 8-K

              No reports on Form 8-K were filed in the quarter ended
                June 30, 2001.




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


August 13, 2001                      /s/Robert E. Wrightson
                                     Robert E. Wrightson
                                     Executive Vice President and
                                      Chief Financial Officer


August 13, 2001                      /s/James R. Tener
                                     James R. Tener
                                     Vice President and Controller