Form 10-Q
period 2001-09-30
CONSOLIDATED FREIGHTWAYS CORP
filed 2001-11-14
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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




              Number of shares of Common Stock, $.01 par value,
               outstanding as of October 31, 2001: 22,207,747




                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                       Quarter Ended September 30, 2001

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                               Page

   Item 1. Financial Statements

            Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000            3

            Statements of Consolidated Operations -
             Three and Nine Months Ended
             September 30, 2001 and 2000                         5

            Statements of Consolidated Cash Flows -
             Nine Months Ended September 30, 2001 and 2000       6

            Notes to Consolidated Financial Statements           7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      11

   Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                  16



 PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                   17

   Item 6.  Exhibits and Reports on Form 8-K                    17


 SIGNATURES                                                     18




                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                 September  30,   December 31,
                                                     2001            2000
                                                   (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $   31,435     $   46,523
   Trade accounts receivable, net of allowances     363,254        334,155
   Other receivables                                  5,483          8,742
   Operating supplies, at lower of average
     cost or market                                   7,424          8,419
   Prepaid expenses                                  39,431         41,286
   Deferred income taxes                             68,033         70,610
      Total Current Assets                          515,060        509,735

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                              87,670         81,697
   Buildings and improvements                       354,904        350,137
   Revenue equipment                                527,391        518,086
   Other equipment and leasehold improvements       155,793        149,123
                                                  1,125,758      1,099,043
   Accumulated depreciation and amortization       (758,304)      (750,249)
                                                    367,454        348,794
OTHER ASSETS
   Deposits and other assets                         88,030         68,153
                                                     88,030         68,153

TOTAL ASSETS                                     $  970,544     $  926,682



      The accompanying notes are an integral part of these statements.



                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                     September 30, December 31,
                                                        2001         2000

                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $  99,053      $  97,741
   Accrued liabilities                                212,583        211,043
   Accrued claims costs                                85,252         86,674
   Federal and other income taxes                       2,677             --
   Short-term borrowings                               96,000             --
      Total Current Liabilities                       495,565        395,458

LONG-TERM LIABILITIES
   Long-term debt                                      15,100         15,100
   Accrued claims costs                                97,080         99,074
   Employee benefits                                  123,285        120,317
   Deferred income taxes                                9,953          6,282
   Other liabilities                                   44,834         38,267
      Total Liabilities                               785,817        674,498

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --             --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231            231
   Additional paid-in capital                          74,596         75,767
   Accumulated other comprehensive loss               (14,088)       (11,293)
   Retained earnings                                  133,266        200,067
   Treasury stock, at cost (1,058,937 and 1,436,712
     shares, respectively)                             (9,278)       (12,588)
       Total Shareholders' Equity                     184,727        252,184

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 970,544      $ 926,682



         The accompanying notes are an integral part of these statements.



                     CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share amounts)


                                 For the Three                 For the Nine
                                  Months Ended                 Months Ended
                                  September 30,                September 30,
                                2001         2000           2001           2000

REVENUES                   $   571,947  $   592,902     $ 1,736,940    $ 1,772,632


COSTS AND EXPENSES
  Salaries, wages and
    benefits                   381,181      372,923       1,146,796      1,130,554

  Operating expenses           113,164      109,279         340,123        336,040

  Purchased transportation      56,231       54,010         169,371        149,465

  Operating taxes and
    licenses                    17,079       16,932          49,910         53,492

  Claims and insurance          15,587       21,490          46,750         57,001

  Depreciation                  14,776       12,674          41,553         39,596

                               598,018      587,308       1,794,503      1,766,148

OPERATING INCOME (LOSS)        (26,071)       5,594         (57,563)         6,484

OTHER INCOME (EXPENSE)
   Investment income               167          339             557          1,231

   Interest expense             (2,334)      (1,273)         (6,227)        (3,580)

   Miscellaneous, net              236          (95)            (77)        (4,327)

                                (1,931)      (1,029)         (5,747)        (6,676)

Income (loss) before
   income taxes                (28,002)       4,565         (63,310)          (192)

Income taxes                     1,923        3,244           3,491          1,359

NET INCOME (LOSS)          $   (29,925) $     1,321     $   (66,801)   $    (1,551)

Basic average shares
  outstanding               22,045,529   21,507,159      21,929,171     21,439,193

Diluted average shares
  outstanding (a)           22,045,529   21,531,817      21,929,171     21,439,193


Basic Earnings (Loss)
   per Share:              $    (1.36)  $      0.06     $    (3.05)    $     (0.07)

Diluted Earnings (Loss)
   per Share:              $    (1.36)  $      0.06     $    (3.05)    $     (0.07)




(a) The three and nine months ended September 30, 2001 do not include 229,093 and 325,445 potentially dilutive stock options, respectively, because to do so would be anti-dilutive. The three months ended September 30, 2000 includes the dilutive effects of stock options. The nine months ended September 30, 2000 does not include 8,219 potentially dilutive stock options, because to do so would be anti-dilutive.

      The accompanying notes are an integral part of these statements.




                      CONSOLIDATED FREIGHTWAYS CORPORATION
                               AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Nine Months Ended
                                                          September 30,
                                                        2001         2000
                                                     (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  46,523     $  49,050

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              (66,801)       (1,551)
Adjustments to reconcile net
  loss to net cash provided (used) by
  operating activities:
Depreciation and amortization                          48,380        44,779
Increase (decrease) in deferred income taxes            6,248       (33,862)
Gains from property disposals, net                    (24,508)      (11,849)
Issuance of common stock under stock
  and benefit plans                                     1,832         1,902
Changes in assets and liabilities
   Receivables                                        (25,840)       12,635
   Prepaid expenses                                     1,855         1,290
   Accounts payable                                     1,312       (13,446)
   Accrued liabilities                                  2,540        21,539
   Accrued claims costs                                (3,416)        2,577
   Income taxes                                         2,677           230
   Employee benefits                                    2,968         1,832
   Other                                                  774         5,117
   Net Cash Provided (Used) by Operating Activities   (51,979)       31,193

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (69,799)      (30,062)
   Software expenditures                               (2,451)       (5,114)
   Proceeds from sales of property                     12,834        19,536
   Acquisition of First Air, net of cash acquired          --        (1,176)
   Net Cash Used by Investing Activities              (59,416)      (16,816)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (repayments of)
     short-term borrowings                             96,000          (691)
   Proceeds from exercise of stock options                307           --
   Purchase of common stock                                --          (267)
   Net Cash Provided (Used) by Financing Activities    96,307          (958)

Increase (Decrease) in Cash and Cash Equivalents      (15,088)       13,419

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  31,435     $  62,469



      The accompanying notes are an integral part of these statements.


                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

       The accompanying consolidated financial statements of Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders. Certain amounts in prior year's financial statements have been reclassified to conform to the current year presentation.


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

Geographic Information

(Dollars in thousands)

                                   Three                     Nine
                                Months Ended             Months Ended
                                September 30,            September 30,
                               2001      2000         2001         2000

Revenues
United States                $534,420  $555,917     $1,625,213   $1,663,169
Canada                         37,527    36,985        111,727      109,463
Total                        $571,947  $592,902     $1,736,940   $1,772,632


Geographic Information (continued)

                                        As of
                                     September 30,
                                   2001       2000

Property, Plant and Equipment
United States                    $334,000   $315,454
Canada                             33,454     36,337
Total                            $367,454   $351,791



3. Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 is as follows:

(Dollars in thousands)
                                       Three                Nine
                                   Months Ended         Months Ended
                                   September 30,        September 30,
                                  2001       2000       2001     2000

Net Income (Loss)               $(29,925)  $1,321   $(66,801)  $(1,551)
Other comprehensive income
   (loss):
  Foreign currency
    translation adjustments       (1,377)      (5)    (2,795)      (68)
Comprehensive Income (Loss)     $(31,302)  $1,316   $(69,596)  $(1,619)


4. Credit Facility

      On April 27, 2001, the Company entered into a five-year, $200 million credit facility, securitized by accounts receivable, to provide for working capital and letter of credit needs. This facility replaced a $155 million unsecured credit facility. Letters of credit are limited to $100 million and borrowings are limited to an agreed upon availability calculation of eligible accounts receivable. Borrowings bear interest at either the commercial paper rate or LIBOR, plus a margin (125 basis points as of September 30,
2001). The continued availability of funds under the facility requires that the Company comply with certain financial convenants, the most restrictive of which is to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense). Subsequent amendments to the facility provided for more flexible financial covenants, allowing the Company to be in compliance, and increased the margin on borrowings to 250 basis points effective October 24, 2001. Given current economic uncertainties and the Company's operating performance, there can be no assurance that the Company will be in compliance with the covenants at December 31, 2001, nor that the lender will grant additional amendments, if required. As of September 30, 2001, the Company had $96.0 million of short-term borrowings and $73.4 million of letters of credit outstanding. Availability of the remaining $30.6 million of borrowing capacity is dependent on the calculation of eligible accounts receivable.

     As a condition of a previous amendment, the Company was required to have $50 million of additional financing in place by October 15, 2001. The proceeds were to be applied to outstanding short-term borrowings under the facility. In subsequent negotiations with the lender, the requirement to obtain the $50 million of additional financing was waived.

      On October 24, 2001, the Company entered into a six-month, $50 million revolving credit facility with the current lender, secured by real property, to provide for short-term working capital needs and other general corporate purposes. Borrowings bear interest at LIBOR plus 350 basis points. Of the $50 million, $25 million was available and was used to reduce outstanding borrowings under the Company's existing credit facility discussed above. Of the availability created under the existing credit facility, $15 million was used for letter of credit needs and $10 million was restricted for existing credit facility needs. The remaining $25 million under the new facility will be available on or after November 30, 2001, provided the Company achieves a minimum required EBITDA (earnings before interest, taxes, depreciation and amortization), as well as minimum load factor and revenue per hundredweight measures. Given current economic uncertainties and the Company's operating performance, it is unlikely that the Company will meet these measures in 2001 and there can be no assurance that the Company will achieve these measures in 2002.

      Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for an update on the Company's liquidity.


5.  Income Taxes

      Deferred tax assets and liabilities in the Consolidated Balance Sheets are classified based upon the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based upon the estimated period of reversal. As a result of the domestic losses during the second and third quarters, the Company recorded income tax benefits and related deferred tax assets of $14.1 million and $11.5 million, respectively. However, due to recent cumulative domestic losses, current accounting standards required valuation allowances of $14.1 million and $11.5 million be recorded in the respective quarters. The Company assessed the need for a valuation allowance against the existing $62.7 million net deferred tax asset of its domestic subsidiaries. Through the use of tax planning strategies, involving the sale of certain appreciated assets, the Company has determined that it is more likely than not that the net deferred tax asset as of September 30, 2001 will be realized. As a result, no additional valuation allowance was recorded. Until the cumulative loss is eliminated, the Company will record additional valuation allowance against any tax benefit arising from future losses. The Company will continue to assess the realizability of its deferred tax assets and adjust the valuation allowance as appropriate.


6.  Recently Adopted Accounting Standards

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. SFAS 133 requires that an organization recognize all derivatives as either assets or liabilities on the balance sheet at fair value and establishes the timing of recognition of the gain/loss based upon the derivative's intended use. Adoption of this standard did not have an impact on the Company's financial position or results of operations.


7. Contingencies

      There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as discussed below.

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

      Reliance, the Company's insurer of record from October 1, 1996 to October 1, 2000, has been placed in liquidation and may be unable to pay $5 million the insurance carrier committed to plaintiffs in the settlement of a casualty case. The Company maintains that plaintiffs accepted the risk of payment when they settled the case, that the insurance carrier with the next layer of insurance is required to make the payment if the liquidating carrier cannot, and that otherwise there has been no settlement. The Company is unable to determine whether it will be liable for any portion of the excess policy not paid and, if so, how much.

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



        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     Revenues for the quarter ended September 30, 2001 decreased 3.5% on a 0.8% decrease in tonnage, compared with the prior year. Tonnage decreased due primarily to the continued economic slowdown. Revenue per hundredweight decreased 3.2% to $17.24, despite the benefits of an August rate increase, due to unfavorable changes in the freight mix, including a decrease in higher-rated expedited freight. Revenue per hundredweight was also impacted by a decrease in the fuel surcharge as fuel prices moderated during the quarter. Shipments increased 0.4% and the average weight per shipment decreased 1.2% to 996 lbs. Revenues for the nine-month period decreased 2.0% on a tonnage decrease of 1.7%. The tonnage decrease reflects the impact of the economic slowdown and the effects of severe winter weather in the first quarter. Revenue per hundredweight decreased 1.0% to $17.42 for the reasons noted above. Shipments decreased 1.5% and the average weight per shipment decreased 0.3% to 996 lbs.

      Salaries, wages and benefits increased 2.2% in the quarter and 1.4% in the nine-month period, despite lower tonnage, due primarily to a 3.4% contractual wage and benefit increase effective April 1st and sales force incentive bonuses. These increased costs were partially offset by improved cross-dock and pick-up and delivery efficiencies as a result of process improvement programs, and headcount reductions as management began adjusting the workforce to reflect lower business levels. The prior year nine-month period includes $4.3 million of severance pay due to an administrative reorganization.

      Operating expenses increased 3.6% in the quarter compared with the prior year. The quarter includes $4.8 million of gains on sale of property compared with $8.8 million in the prior year. Excluding the gains, operating expenses were flat, despite lower tonnage and lower fuel costs per gallon. For the nine-month period, operating expenses increased 1.2%, despite lower tonnage. Excluding gains on sale of property of $24.5 million in the nine-month period and $11.8 million in the prior year, operating expenses increased 4.8%. The quarter and nine-month periods were impacted by increased lease expense on revenue equipment, professional services expense and software amortization. The nine-month period was also impacted by severe winter weather in January and February. Operating expenses in both the quarter and nine-month period were partially offset by increased use of rail services.

     Purchased transportation increased 4.1% in the quarter and 13.3% in the nine-month period due to increased use of rail services in strategic lanes. Rail miles as a percentage of inter-city miles increased to 26.7% during the quarter compared with 25.4% in the prior year. For the nine- month period, rail miles increased to 27.3% compared with 23.4% in prior year.

      Operating taxes and licenses increased 1.0% in the quarter, despite lower tonnage, due primarily to property taxes on recently purchased terminals. Operating taxes and licenses decreased 6.7% in the nine-month period due primarily to lower tonnage.

     Claims and insurance decreased 27.5% in the quarter and 18.0% in the nine-month period due to lower tonnage and improved claims experience. The Company continued to benefit from process improvement programs directed at reducing freight damage and increasing vehicular safety.

     Depreciation increased 16.6% in the quarter and 4.9% in the nine-
month   period  due  to  increased  capital  expenditures.    Capital
expenditures were $69.8 million in the nine-month period, compared with $30.1 million in the prior year, and include the additions of terminal properties in Brooklyn, NY, Laredo, TX, and Phoenix, AZ, as well as revenue equipment previously under lease.

      The operating loss for the quarter was $26.1 million compared with an operating profit of $5.6 million in the prior year. The operating ratio deteriorated to 104.6% from 99.1%. The Canadian operations contributed $3.6 million of operating income in the quarter compared with $3.5 million in the prior year. Excluding gains on sale of real property, the operating loss was $30.9 million in the quarter compared with a $3.2 million operating loss in the prior year. For the nine-month period, the operating loss was $57.6 million compared with an operating profit of $6.5 million in the prior year. The operating ratio deteriorated to 103.3% from 99.6%. The Canadian operations contributed $10.1 million of operating income in the nine-month period compared with $9.6 million in the prior year. Excluding gains on sale of real property, the operating loss for the nine-month period was $82.1 million compared with a loss of $5.4 million in the prior year.

      Other expense, net, increased $0.9 million in the quarter primarily due to increased interest expense on higher average short-term borrowings. The nine-month period, also impacted by higher interest expense on increased debt levels, decreased $0.9 million due to the fact that the prior year included a $4.0 million charge for settlement of a tax sharing liability with the former parent. Excluding the settlement charge, other expense, net increased $3.1 million in the nine-month period.

      The Company's effective tax rate differs from the statutory federal rate due to foreign taxes and the recording of deferred tax valuation allowances. As a result of the domestic losses during the second and third quarters, the Company recorded income tax benefits and related deferred tax assets of $14.1 million and $11.5 million, respectively. However, due to recent cumulative domestic losses, current accounting standards required valuation allowances of $14.1 million and $11.5 million be recorded in the respective quarters. The Company also assessed the need for a valuation allowance against the existing $62.7 million net deferred tax asset of its domestic subsidiaries. Through the use of tax planning strategies, involving the sale of certain appreciated assets, the Company has determined that it is more likely than not that the net deferred tax asset as of September 30, 2001 will be realized. As a result, no additional valuation allowance was recorded. Until the cumulative loss is eliminated, the Company will record additional valuation allowance against any tax benefit arising from future losses. The Company will continue to assess the realizability of its deferred tax assets and adjust the valuation allowance as appropriate.

      Due  to continued economic deterioration, the Company will  not
return   to  profitability  in  2001.   To  reduce  operating  costs,
management  is  continuing  with  aggressive  cost  control  measures
including  headcount  reductions,  as  well  as  other  general   and
administrative expense reductions. Programs aimed at increasing pick-up and delivery and dock efficiencies, increasing load factor and reducing claims expense are proving successful at select terminals and will be expanded across the terminal system. In an effort to improve yields, the Company is reviewing its pricing, especially in the under 500 lbs. weight bracket. Additionally, the Company is reviewing the pricing of those contract accounts coming up for
renewal.   The  above improvements should help offset  a  contractual wage and benefit increase in April 2002 that is expected to add approximately $20 million of expense.

      As discussed in the Company's Annual Report on Form 10-K, the Company has various stock incentive plans under which restricted stock has been granted. There are approximately 928,000 restricted shares that had not achieved the pre-determined increases in stock price required for vesting as of September 30, 2001. Compensation expense will be recognized for those shares if the stock price meets the required levels. Of the 928,000 shares, 843,000 will be forfeited if the stock price does not meet the required levels by December 2, 2001. The remaining shares must meet the required stock prices by May 12, 2002.

      The Company continues to experience fluctuations in fuel costs per gallon. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. The Company currently has a fuel surcharge in effect. However, there can be no assurance that the Company will be able to maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangibles." SFAS 142 will require that goodwill and other intangible assets that have indefinite lives no longer be amortized, but will be subject to impairment review annually. Intangible assets with finite useful lives will continue to be amortized. The Company will adopt SFAS 142 effective January 1, 2002. The Company expects that adoption of this statement will not have material adverse affect on the Company's financial position or results of operations.

      Also in June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." This standard will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company expects that adoption of this statement will not have material adverse affect on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes current accounting guidance relating to the impairment of long-lived assets and provides a single accounting methodology to be applied to all long-lived assets to be disposed of, including discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adoption of this statement.


LIQUIDITY AND CAPITAL RESOURCES

Current Financing Requirements

      The Company currently projects that it will need to raise approximately $30 million of financing to fund operations and support letter of credit requirements through December 31, 2001 and an additional $45 million in 2002.

      The Company believes that it has a reasonable prospect of securing a $50 million revolving credit facility collateralized with accounts receivable, real property and revenue equipment to provide for working capital needs. The Company expects funding over various dates through December 31, 2001. However, there can be no assurances that the Company will be able to secure this financing.

      The Company is pursuing a number of options to improve both short and long-term liquidity. The Company has significant unleveraged assets and is pursuing asset-backed borrowings, the sale of surplus real properties and the sale and leaseback of real properties and revenue equipment. However, there can be no assurance that the Company will be able to complete these transactions or that they will be on reasonable terms.

      During the first week of November 2001, the Company completed the sale of 3 surplus properties. It also anticipates completing the sale of 2 surplus properties by November 30, 2001 and is in active negotiations to sell 7 more. The Company has the ability to sell other surplus properties with an aggregate market value of approximately $30 million.

     The  ability  of the Company to continue to fund operations  and
meet  its  obligations  as  they  come  due  will  be  dependent   on
accomplishing its financing initiatives and performance goals.


Existing Credit Agreements

      On April 27, 2001, the Company entered into a five-year, $200 million credit facility, securitized by accounts receivable, to provide for working capital and letter of credit needs. This facility replaced a $155 million unsecured credit facility. Letters of credit are limited to $100 million and borrowings are limited to an agreed upon availability calculation of eligible accounts receivable. Borrowings bear interest at either the commercial paper rate or LIBOR, plus a margin (125 basis points as of September 30,
2001). The continued availability of funds under the facility requires that the Company comply with certain financial convenants, the most restrictive of which is to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense). Subsequent amendments to the facility provided for more flexible financial covenants, allowing the Company to be in compliance, and increased the margin on borrowings to 250 basis points effective October 24, 2001. Given current economic uncertainties and the Company's operating performance, there can be no assurance that the Company will be in compliance with the covenants at December 31, 2001, nor that the lender will grant additional amendments, if required. As of September 30, 2001, the Company had $96.0 million of short-term borrowings and $73.4 million of letters of credit outstanding. Availability of the remaining $30.6 million of borrowing capacity is dependent on the calculation of eligible accounts receivable.

     As a condition of a previous amendment, the Company was required to have $50 million of additional financing in place by October 15, 2001. The proceeds were to be applied to outstanding short-term borrowings under the facility. In subsequent negotiations with the lender, the requirement to obtain the $50 million of additional financing was waived.

      On October 24, 2001, the Company entered into a six-month, $50 million revolving credit facility with the current lender, secured by real property, to provide for short-term working capital needs and other general corporate purposes. Borrowings bear interest at LIBOR plus 350 basis points. Of the $50 million, $25 million was available and was used to reduce outstanding borrowings under the Company's existing credit facility discussed above. Of the availability created under the existing credit facility, $15 million was used for letter of credit needs and $10 million was restricted for existing credit facility needs. The remaining $25 million under the new facility will be available on or after November 30, 2001, provided the Company achieves a minimum required EBITDA (earnings before interest, taxes, depreciation and amortization), as well as minimum load factor and revenue per hundredweight measures. Given current economic uncertainties and the Company's operating performance, it is unlikely that the Company will meet these measures in 2001 and there can be no assurance that the Company will achieve these measures in 2002.


Cash Flows for the Nine Months Ended September 30, 2001 and 2000

      As of September 30, 2001, the Company had $31.4 million in cash and cash equivalents. Net cash used by operating activities of $52.0 million in the nine-month period compares with $31.2 million provided by operating activities for the same period last year. The decrease was due primarily to increased operating losses (adjusted for non-cash items) and increased accounts receivable.

      Net cash used by investing activities of $59.4 million compares with $16.8 million in the same period last year. The increase primarily reflects the additions of terminal properties in Brooklyn, NY, Laredo, TX, and Phoenix, AZ, as well as revenue equipment previously under lease. The Company expects capital expenditures to be approximately $5 million for the remainder of the year, primarily for the purchase of revenue equipment and real estate, but has the ability to defer these expenditures.

      Net  cash  provided by financing activities  of  $96.3  million primarily reflects net short-term borrowings under the Company's credit facility. Net borrowings of $96.0 million compares with net repayments of $0.7 million in the same period last year. The increased borrowings were used to fund the operating activities and capital expenditures discussed above.


OTHER

      On August 2, 2001, Patrick J. Brady resigned as Senior Vice President-Sales and Marketing. On February 9, 2001, Henry C. Montgomery was elected to the Board of Directors for a one-year term, replacing John M. Lillie. Raymond F. O'Brien resigned from Board of Directors on May 24, 2001.

      Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements included or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, and in addition to matters discussed elsewhere herein and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: general economic conditions; general business conditions of customers served and other shifts in market demand; increases in domestic and international competition; pricing pressures, rate levels and capacity in the motor-freight industry; future operating costs such as employee wages and benefits, fuel prices and workers' compensation and self-insurance claims; shortages of drivers; weather; environmental and tax matters; changes in governmental regulation; technology costs; legal claims; timing and amount of capital expenditures; successful execution of operating plans, customer service initiatives, marketing plans, process and operational improvements and cost reduction efforts and adequate financing.


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

      Please refer to Footnote 7 above for a discussion of certain legal proceedings.


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

             10.1  Fourth Amendment to the Letter of Credit Agreement between
                    Consolidated Freightways Corporation and General Electric Capital Corporation dated October 18, 2001.
             10.2  Fourth Amendment to the Securitization Agreement between
                    Consolidated Freightways Corporation and General Electric Capital Corporation dated as of October 18, 2001.
             10.3  Fifth Amendment to the Letter of Credit Agreement between
                    Consolidated Freightways Corporation and General Electric Capital Corporation dated October 24, 2001.
             10.4  Fifth Amendment to the Securitization Agreement between
                    Consolidated Freightways Corporation and General Electric Capital Corporation dated as of October 24, 2001.

       (b)  Reports on Form 8-K

               A Form 8-K was filed on October 25, 2001 disclosing a short-term financing arrangement between the Company and General Electric Capital Corporation.


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


November 14, 2001                    /s/Robert E. Wrightson
                                        Robert E. Wrightson
                                        Executive Vice President and
                                          Chief Financial Officer


November 14, 2001                    /s/James R. Tener
                                        James R. Tener
                                        Vice President and Controller