Form 10-K
period 2001-12-31
CONSOLIDATED FREIGHTWAYS CORP
filed 2002-04-15
CIK 1022581

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001   Commission File Number  1-12149

                 CONSOLIDATED FREIGHTWAYS CORPORATION


                 Incorporated in the State of Delaware
             I.R.S. Employer Identification No. 77-0425334

                16400 S.E. CF Way, Vancouver, WA  98683
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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X____

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on the National Automated System of the National Association of Securities Dealers Inc. Automated Quotation System on March 31, 2002: $68,037,580.

             Number of shares of Common Stock outstanding
                       as of March 31, 2002: 22,318,790

                  DOCUMENTS INCORPORATED BY REFERENCE

                          Parts I, II and IV


Parts I, II and IV are incorporated by reference from Consolidated Freightways Corporation's 2001 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K.)

                              Part III

Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 2002 Annual Meeting of Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K.)

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2001

_______________________________________________________________________


                                 INDEX

   Item                                                           Page

                                PART I

     1.     Business                                                3
     2.     Properties                                              8
     3.     Legal Proceedings                                       8
     4.     Submission of Matters to a Vote of Security Holders     9


                                PART II

     5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                           9
     6.     Selected Financial Data                                 9
     7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   9
     7A.    Quantitative and Qualitative Disclosures About
              Market Risk                                           10
     8.     Financial Statements and Supplementary Data             10
     9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   10


                               PART III

     10.    Directors and Executive Officers of the Registrant      11
     11.    Executive Compensation                                  11
     12.    Security Ownership of Certain Beneficial
              Owners and Management                                 12
     13.    Certain Relationships and Related Transactions          12


                                PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                          12

     Signatures                                                     13

     Index to Information Incorporated by Reference                 14

     Index to Financial Information                                 15

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2001
_______________________________________________________________________


                                PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated  Freightways  Corporation is a holding  company  that  was incorporated in Delaware in 1996. It is herein referred to as the "Registrant" or "Company". The Company was formerly a subsidiary of CNF Inc. (the former parent) through December 1, 1996. The Company consists of Consolidated Freightways Corporation of Delaware (CFCD), a long-haul freight transportation company, incorporated in 1958 as successor to the original trucking company organized in 1929, and its Canadian operations, including Canadian Freightways Ltd., Epic Express, Milne & Craighead, Interport Sufferance Warehouses, Blackfoot Logistics, and other related businesses; CF AirFreight Corporation, a non-asset based provider of domestic and international air freight forwarding and full and less-than-container load ocean freight transportation; Redwood Systems, Inc., a non-asset based supply chain management services provider; CF Risk Management, a captive insurance company; and CF Funding LLC, a wholly owned, consolidated special purpose company. The Company primarily provides less-than-truckload transportation, air freight forwarding and supply chain management services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries.


(b) Financial Information About Industry Segments

The Company does not present segment disclosures because the air freight forwarding, supply chain management and international freight service offerings do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."


(c) Narrative Description of Business

The Company, headquartered in Vancouver, Washington, is the holding company of CFCD, a long-haul freight transportation company providing less-than-truckload freight services throughout the United States and Canada, as well as in Mexico through a joint venture, and international freight services between the United States and more than 80 countries through operating agreements with ocean carriers and a network of international partners. Operations consist of an extensive transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring consistent, expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. Less-than-truckload (LTL) is an industry designation for shipments weighing less than 10,000 pounds. CFCD is one of the nation's largest LTL motor carriers in terms of 2001 revenues.

CFCD's primary competitors in the national LTL market are Yellow Freight System, Inc., Roadway Express, Inc. and Arkansas Best Corporation. CFCD also competes for LTL freight with regional LTL motor carriers, small package carriers, private carriage and freight forwarders. Competition for freight is based primarily upon price, service consistency and transit time.

As of December 31, 2001, CFCD operated 37,000 vehicle units including inter-city tractors and trailers and pick-up and delivery units. It had a network of 295 freight terminals, metro centers and regional consolidation centers.

There  is a broad diversity in the customers served, size of shipments,
commodities  transported  and  length-of-haul.   No  single   commodity
accounted for more than a small fraction of total revenues.

In 2001, CFCD operated in excess of 572 million linehaul miles. Road equipment consists of one tractor pulling two 28-foot trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFCD operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and sleeper teams, which in 2001, approximated 20% of all linehaul miles. Rail miles as a percentage of total linehaul miles approximated 27%.

CFCD and several Canadian subsidiaries serve Canada through terminals and warehouses in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian subsidiaries utilize 54 terminals and warehouses and a fleet of over 1,555 trucks, tractors and trailers.

CFCD serves Mexico through participation in a joint venture, which was formed in 1998. In 2002, the Company entered into an agreement to acquire 100% ownership of the businesses operated by the joint venture. Please refer to Note 3 of the 2001 Annual Report to Shareholders, incorporated herein by reference, for a complete discussion of acquisition.

CF AirFreight (CFAF) was incorporated in 2000 to acquire substantially all of the assets and liabilities of privately held FirstAir, Inc., a non-asset based provider of domestic and international air freight
forwarding   and  full  and  less-than-container  load  ocean   freight
transportation.  CFAF utilizes 12 terminals in the United States and  2 in Europe.

Redwood Systems, Inc. (Redwood), incorporated in 1997, is a third party, non-asset based logistics company providing complete supply chain management services including dedicated contract warehousing and carriage, just-in-time delivery and specialized time-definite distribution, information-based logistics services and worldwide multi-modal logistics. Redwood operates 4 warehouses in the United States and 3 in Mexico.

CF Risk Management (CFRM) is a captive insurance company that was incorporated in 1999. Through CFRM, the Company participates in a reinsurance pool to reinsure the majority of its workers' compensation liability. Please refer to Note 2 of the 2001 Annual Report to
Shareholders,  incorporated  herein  by  reference,  for   a   complete
discussion of CFRM.

CF Funding LLC (CFFC) is a wholly owned, consolidated special purpose company that was formed in 2001. Through CFFC, the Company participates in an accounts receivable securitization agreement to provide for working capital and letter of credit needs of the Company. Please refer to Note 5 of the 2001 Annual Report to Shareholders, incorporated by reference herein, for a complete discussion of CFFC.


Cyclicality and Seasonality

Cyclicality and Seasonality: The months of September, October and November of each year usually have the highest business levels while January, February and December have the lowest. The LTL industry is affected by seasonal fluctuations, which affect the amount of freight to be transported. Freight shipments and operating results are also adversely affected by inclement weather conditions.

Employees

As of December 31, 2001, 81% of the Company's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). The Company and the IBT are parties to the National Master Freight Agreement, which expires on March 31, 2003. Although the Company believes it will be able to successfully negotiate a new contract with the IBT, there can be no assurance that it will be able to do so, or that work stoppages will not occur, or that the terms of any such contract will not be substantially less favorable than those of the existing contract, any of which could have a material adverse effect on the Company's financial position and results of operations.

Labor costs, including fringe benefits, averaged approximately 66% of the Company's 2001 revenues. The Company had approximately 18,100, 21,100 and 22,100 employees as of December 31, 2001, 2000 and 1999, respectively. The decrease in number of employees in 2001 reflects headcount reductions made by the Company to adjust to lower business levels due to the economic slowdown.


Fuel

The average fuel cost per gallon, excluding taxes, was $0.866, $0.947 and $0.578 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's rules tariff allows for a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, including tax, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. This provision of the rules tariff became effective in July 1999 and remains in effect. However, there can be no assurance that the Company will be able to maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.


Federal and State Regulation

Regulation of motor carriers has changed substantially in the last 22 years. The process started with the Motor Carrier Act of 1980, which allowed easier access to the industry by new trucking companies, removed many restrictions on expansion of services by existing carriers, and increased price competition by narrowing the antitrust immunities available to the industry's collective ratemaking organizations. This deregulatory trend was continued by subsequent legislation in 1982, 1986, 1993 and 1994. The process culminated with federal pre-emption of most economic regulation of intrastate trucking services by state agencies effective January 1, 1995, and with legislation that terminated the Interstate Commerce Commission (ICC) effective January 1, 1996.

Currently, the motor carrier industry is subject to specialized federal regulation by a variety of agencies, including several which are units of the United States Department of Transportation (DOT). Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has
inherited certain areas of jurisdiction from the ICC. These areas relate chiefly to motor carrier registration, cargo and liability insurance documentation, rules for extension of credit to motor carrier customers, and rules for leasing of equipment by motor carriers from owner-operators. The majority of FMCSA's resources, however, are devoted to enforcement of comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, analysis of and record-keeping for accidents, and highway transportation of hazardous materials. As the Company expands into modes of transportation other than trucking, it faces regulation by additional units of DOT. For example, CFCD must comply with regulations of the Federal Railroad Administration and the Coast Guard, respectively, to the extent that it arranges to move shipments of hazardous materials in rail "piggyback" (trailer-on-flatcar) service or in oceangoing cargo containers. Compliance with hazardous-materials and cargo-security regulations of the DOT's Federal Aviation Administration is required when CF AirFreight tenders shipments to air carriers.

The  Company  also  faces specialized regulation  by  federal  agencies outside the DOT, especially as its international operations expand. CFCD's ocean freight consolidation services are subject to regulation by the Federal Maritime Commission, and its use of foreign-based truck equipment and drivers for operations on U.S. territory is restricted by regulations of the Customs Service and the Immigration and Naturalization Service, respectively. The Company also is subject to federal regulations of general applicability in such areas as labor relations, employee benefits, occupational safety and environmental matters.

At the state level, federal pre-emption of economic regulation does not prevent the states from regulating motor vehicle safety on their highways. In addition, federal law allows all states to impose insurance requirements on motor carriers conducting business within their borders, and empowers most states to require motor carriers conducting interstate operations through their territory to make annual filings verifying that they hold appropriate registrations from FMCSA. Motor carriers also must pay state fuel taxes and vehicle registration fees, which normally are apportioned on the basis of mileage operated in each state.


Canadian Regulation

Although the provinces in Canada have regulatory authority over intra-provincial operations of motor carriers, they have elected to substantially eliminate intra-provincial economic regulation of the general freight trucking industry. Nonetheless, the Canadian provinces have implemented increasingly rigorous safety regulations of trucking services. These regulations are applicable to both extra-provincial and intra-provincial operations of motor carriers.


Mexican Regulation and Market Access

Mexico has a centralized system for registration and safety regulation of motor carriers through its federal Secretariat of Commerce and Transportation (SCT). The Company's participation in transportation services between the United States and Mexico has been accomplished through a joint venture with Mexican investors. However, as discussed above, the Company is acquiring 100% ownership of the businesses operated by the joint venture.

General

The research and development activities of the Company are not significant.

During 2001, 2000 and 1999 there was no single customer of the Company that accounted for 10% or more of consolidated revenues.

The Company is subject to Federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company stores some of its fuel for its trucks and tractors in 228 underground tanks located in 36 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations. However, there can be no assurances that environmental matters existing with respect to the Company, or compliance by the Company with laws relating to environmental matters, will not have a material adverse effect on the Company's business, financial position or results of operations.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 2002 will not be material.

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


(d)  Financial  Information About Foreign and Domestic  Operations  and
     Export Sales

Geographic information is summarized in Note 11 on page 23 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The following summarizes the terminals, freight service centers and warehouses operated by the Company or its subsidiaries as of December 31, 2001. These major facilities generally consist of a large dock with loading doors, a small office and a large yard for the movement of tractors and trailers in the normal business operations. As the Company continues to invest in its infrastructure to become more competitive and efficient, some terminals will be consolidated and others expanded.

                         Owned     Leased    Total

                          217       153       370

The following table sets forth the location and square footage of the principal facilities operated by the Company or its subsidiaries:

                      Location               Square Footage
               (c)  Rancho Cucamonga, CA         419,064
               (c)  Guadalajara, Mexico          369,750
                    Mira Loma, CA                280,672
                    Chicago, IL                  231,159
                    Carlisle, PA                 151,100
                    Kansas City, MO              131,916
               (d)  Edmonton, Alberta, Canada    121,415
                    Memphis, TN                  118,745
               (e)  Nashville, TN                118,622
               (a)  Indianapolis, IN             109,460
               (e)  Orlando, FL                  101,557
                    South Chicago, IL             98,738
               (c)  St. Petersburg, FL            95,812
               (d)  Vancouver, British Columbia,
                      Canada                      95,725
             (a)(e) Minneapolis, MN               94,890
                    Charlotte, NC                 89,204
                    St. Louis, MO                 88,640
               (e)  Laredo, TX                    87,136
                    Akron, OH                     82,494
                    Sacramento, CA                81,286
                    Atlanta, GA                   77,920
                    Houston, TX                   77,346
                    Dallas, TX                    75,358
                    Buffalo, NY                   73,380
                    Brooklyn, NY                  70,695
               (e)  Milwaukee, WI                 70,661
                    Philadelphia, PA              70,620
               (e)  Salt Lake City, UT            68,480
                    Seattle, WA                   59,720
               (e)  Phoenix, AZ                   58,200
               (d)  Toronto, Ontario, Canada      53,431
               (b)  Springfield, MA               51,760

(a) Facility partially or wholly financed through the issuance of industrial revenue bonds.
(b) Property is leased from a subsidiary of CNF Inc. through December 1, 2005.
(c) Dedicated contract warehouse and distribution facility operated by Redwood.
(d) Property is owned by one of the Company's Canadian subsidiaries.
(e) Property serves as collateral under one of the Company's financing agreements.



ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Item 8. Discussions of certain environmental matters are presented in Items 1 and 7.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                PART II


ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
            STOCKHOLDER MATTERS

The Company's Common Stock is listed for trading on the NASDAQ Stock Market's National Market. The Company's Common Stock began trading on December 3, 1996. The quarterly ranges of the market price of the Company's Common Stock during the period January 1, 2000 to December 31, 2001 are presented in the "Quarterly Financial Data" on page 26 of the 2001 Annual Report to Shareholders and are incorporated herein by reference. Currently there are no cash dividends paid on the Company's Common Stock. The Company is prohibited from paying dividends under certain of its current financing agreements. The Company's future dividend policy will be dependent on the circumstances then in existence. There can be no assurance, however, that the Company will pay any cash dividends on its Common Stock in the future.

Under the current stock repurchase plan authorized by the Board of Directors, the Company is authorized to repurchase $19.5 million of stock. However, the Company is prohibited from repurchasing its stock by certain of its current financing agreements.

As of December 31, 2001, there were 32,000 holders of record of the common stock ($.01 par value) of the Company.


ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 27 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 9 through 12 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements included or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, and in addition to matters discussed elsewhere herein and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: general economic conditions; general business conditions of customers served and other shifts in market demand; increases in domestic and international competition; pricing pressures, rate levels and capacity in the motor-freight industry; future operating costs such as employee wages and benefits, fuel prices and workers compensation and self-insurance claims; weather; environmental and tax matters; changes in governmental regulation; technology costs; legal claims; timing and amount of capital expenditures; and failure to execute operating plans, freight mix adjustment plans, yield improvements efforts, process and operations improvements, cost reduction efforts, customer service initiatives; pension funding requirements; and financing needs and availability. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative  and  qualitative  disclosures  about  market   risk   are
presented on page 10 of the 2001 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 13 through 27 of the 2001 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included on page 26 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The identification of the Company's Directors is presented on pages 2 through 4 of the
Company's 2002 Proxy Statement and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 2001 and their applicable business experience are as follows:

Patrick  H.  Blake, 52, President and Chief Executive  Officer  of  the
Company and Chairman and Chief Executive Officer of CFCD since May 2000. Mr. Blake previously served as Executive Vice President - Operations and Chief Operating Officer of the Company and President and Chief Operating Officer of CFCD since May 1999. From December 1996 through May 1999, Mr. Blake served as Executive Vice President - Operations of the Company and as Executive Vice President - Operations of CFCD since July 1994. He was Vice President - Eastern Region of CFCD from 1992-1994 and a Division Manager from 1985-1992.

Wayne M. Bolio, 45, Vice President - Human Resources of the Company since March 2000. From April 1997 through February 2000, Mr. Bolio served as Assistant General Counsel for the Company and was responsible for its labor and employment legal matters. Prior to joining the Company in April 1997, he was an attorney for Southern Pacific Transportation Company from 1991, most recently as Assistant General Counsel from 1993.

Martin W. Larson, 44, Senior Vice President - Sales and Marketing since September 2001. Mr. Larson previously served as Chief Information Officer since June 2001 and Vice President of eCommerce since September 2000. Prior to that, Mr. Larson served as Director of eCommerce and Marketing Technology since June 1999 and Marketing Manager since 1995.

Stephen D. Richards, 58, Senior Vice President and General Counsel of the Company since December 1996. Mr. Richards served as Vice President and General Counsel of CFCD since September 1995. He was Deputy General Counsel of the former parent for the preceding four years.

Thomas A. Paulsen, 58, Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of CFCD since May 2000. Mr. Paulsen previously served as Senior Vice President - Operations of CFCD from August 1998 through May 2000. Mr. Paulsen was a Vice President of CFCD from March 1985 to July 1998.

Robert E. Wrightson, 62, Executive Vice President and Chief Financial Officer of the Company since July 2000. Mr. Wrightson previously served as Senior Vice President and Controller of the Company since December 1996 and as Senior Vice President and Controller of CFCD since July 1994. Prior to joining CFCD, he was Vice President and Controller of the former parent, assuming that position in 1989.

ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 13 through 19 of the Company's 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 9 through 11 of the Company's 2002 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                           PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

(a)  Financial Statements and Exhibits Filed

   1.   Financial Statements
         See Index to Financial Information.

   2.   Financial Statement Schedules
         See Index to Financial Information.

   3.   Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

      A Form 8-K was filed on October 25, 2001 disclosing a $50 million revolving credit facility secured by the Company. Please refer to Note 5 of the 2001 Annual Report to Shareholders, incorporated herein by reference, for a complete discussion of this agreement.

                              SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 11, 2002                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                               (Registrant)

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



April 11, 2002                    /s/Patrick H.  Blake
                                    Patrick H. Blake
                                    President, Chief Executive Officer
                                      and Director

April 11, 2002                   /s/Robert  E.  Wrightson
                                   Robert E. Wrightson
                                   Executive Vice President and
                                    Chief Financial Officer


April 11, 2002                   /s/James  R.  Tener
                                   James R. Tener
                                   Vice President and Controller


April 11, 2002                   /s/William D. Walsh
                                   William D. Walsh, Chairman of the Board


April 11, 2002                    /s/G. Robert Evans
                                   G. Robert Evans, Director


April 11, 2002                    /s/Paul  B.  Guenther
                                   Paul B. Guenther, Director


April 11, 2002                    /s/Henry C. Montgomery
                                   Henry C. Montgomery, Director

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2001

_______________________________________________________________________


            INDEX TO INFORMATION INCORPORATED BY REFERENCE

Consolidated Freightways Corporation and Subsidiaries

The  following  items  are incorporated herein by  reference  from  the
Company's  2001  Annual Report to Shareholders.   The  page  references
refer to the Annual Report to Shareholders.

                      Item                                        Page

Item 1(c). Narrative Description of Business                     17, 19

Item 1(d). Financial Information About Foreign and Domestic
            Operations and Export Sales                            23

Item 5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters                            26

Item 6.    Selected Financial Data                                 27

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   9-12

Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                            10

Item 8.    Financial Statements and Supplementary Data           13-27



The following items are incorporated herein by reference from the Company's 2002 Proxy Statement. The page references refer to the Proxy Statement.


                        Item                                     Page

Item 10.   Directors and Executive Officers of the Registrant     2-4

Item 11.   Executive Compensation                               13-19

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                       9-11

                 CONSOLIDATED FREIGHTWAYS CORPORATION
                               FORM 10-K
                     Year Ended December 31, 2001

_______________________________________________________________________


                    INDEX TO FINANCIAL INFORMATION

Consolidated Freightways Corporation and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways Corporation and Subsidiaries appearing on pages 13 through 27 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets - December 31, 2001 and 2000

      Statements of Consolidated Operations - Years Ended December  31,
        2001, 2000 and 1999

      Statements of Consolidated Cash Flows - Years Ended December  31,
        2001, 2000 and 1999

      Statements  of Consolidated Shareholders' Equity  -  Years  Ended
        December 31, 2001, 2000 and 1999

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


Portland, Oregon,
  April 12, 2002




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consolidated Freightways Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Consolidated Freightways Corporation's 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 12, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule on page 17 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Portland, Oregon,
  April 12, 2002

                                SCHEDULE II

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 2001
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS



          BALANCE AT  CHARGED TO  CHARGED TO                  BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END OF
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS        PERIOD

2001       $12,887     $24,044    $      --   $(25,304)(a)       $11,627


2000       $13,340     $18,468    $      --   $(18,921)(a)       $12,887


1999       $11,413     $18,166    $      --   $(16,239)(a)       $13,340



(a)  Accounts written off net of recoveries.



DEFERRED TAX VALUATION



          BALANCE AT  CHARGED TO  CHARGED TO                  BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END OF
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS        PERIOD

2001      $     --     $39,620    $     --    $      --          $39,620


2000      $     --     $    --    $     --    $      --          $    --


1999      $     --     $    --    $     --    $      --          $    --

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

(3)    Articles of incorporation and bylaws:
       3.1 Amended and Restated Certificate of Incorporation of Consolidated Freightways Corporation. (Exhibit 3.1 to the Company's Form 10 filed October 2, 1996.) (*)
       3.2 Amended and Restated Bylaws of Consolidated Freightways Corporation. (Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998.) (*)

(10)   Material Contracts:
       10.1 Alternative Dispute Resolution Agreement Between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.2 to the Company's Form 8-K dated March 12, 1997.) (*)
       10.2 Employee Benefit Matters Agreement between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated
             as of December 2,   1996. (Exhibit 10.3 to the Company's Form 8-K
             dated March 12, 1997.) (*)
       10.3 Tax Sharing Agreement between Consolidated Freightways Corporation and Consolidated Freightways, Inc., dated as of December 2, 1996. (Exhibit 10.4 to the Company's Form 8-K dated March 12, 1997.) (*)
       10.4 Reimbursement and Indemnification Agreement between ConsolidatedFreightways Corporation of Delaware and Consolidated Freightways,Inc., dated as of October 1, 1996. (Exhibit 10.5 to the Company's Form 8-Kdated March 12, 1997.) (*)
       10.5  Consolidated Freightways Corporation 1996 Stock Option and
             Incentive   Plan. (Exhibit 10.6 to the Company's Form 10 filed
             October 2, 1996)(*)(#)
       10.6 Consolidated Freightways Corporation 1996 Restricted Stock Award Agreements. (Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
       10.7 Consolidated Freightways Corporation Supplemental Executive Retirement Plan. (Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996.) (*)(#)
       10.8 Reimbursement and Security Agreement dated July 3, 1997 between Consolidated Freightways Corporation and CNF Transportation Inc. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997.)(*)
       10.9 Consolidated Freightways Corporation 1999 Equity Incentive Plan and Forms of Stock Options Agreements. (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1999.) (*)(#)
       10.10 Form of Restricted Stock Award and Deferral Agreement under the 1999 Equity Incentive Plan. (Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated August 23, 1999,
             File No 333-85775.) (*)(#)
       10.11 Consolidated Freightways Corporation Non-Employee Directors' Equity Plan and Form of Stock Option Agreement. (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1999.) (*)(#)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

      10.12 Employment Agreements with Senior Management. (Exhibits 10.21 to the Company's Form 10-K for the year ended December 31, 1998 and 10.1 to the Company Form 10-Q for the quarter ended June 30, 1999.) (*)(#)
      10.13 Consolidated Freightways Corporation Management Change-of-Control Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1998.) (*)(#)
      10.14 Settlement Agreement and Mutual Release of Claims between Consolidated Freightways Corporation and W. Roger Curry dated
            April 14, 2000. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000)(*)(#)
      10.15 Agreement Resolving Certain Maters under the Tax Sharing Agreement between CNF Transportation Inc. and Consolidated Freightways. (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000)(*)
      10.16 CF AirFreight Savings Plan (Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated July 28, 2000,
            File No 333-42456.) (*)(#)
      10.17 Employment Agreements with Senior Management. (Exhibit 10.24 to the
            Company's Form 10-K for the year ended December 31, 2000)(*)(#)
      10.18 Consolidated Freightways Corporation Deferred Compensation Plan for
            Executives. (Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2000) (*)(#)
      10.19 Receivables Sale and Contribution Agreement dated April 27, 2001 between Consolidated Freightways Corporation of Delaware, as Originator, and CF Funding LLC, as Buyer. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.20 Receivables Funding Agreement dated April 27, 2001 between CF Funding LLC, as Borrower, Redwood Receivables Corporation, as Conduit Lender, and General Electric Capital Corporation, as Committed Lender and Administrative Agent. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.21 Servicing Agreement dated April 27, 2001 between CF Funding LLC,as Borrower, Consolidated Freightways Corporation of Delaware, as Servicer,
            Redwood Receivables Corporation, as Conduit Lender, and General Electric Capital Corporation, as Committed Lender and Administrative Agent. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.22 Letter of Credit Agreement dated April 27, 2001 between Consolidated Freightways Corporation, as Debtor, and General Electric Capital Corporation, as Creditor. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.23 First Amendment, dated May 2001, to the Letter of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.24 First Amendment, dated May 2001, to the Securitization Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

      10.25 Second Amendment, dated July 19, 2001, to the Letter of Credit Agreement between Consolidated Freightways Corporation and
            General Electric Capital Corporation dated April 27, 2001.
            (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
            June 30, 2001.)(*)
      10.26 Second Amendment, dated July 19, 2001, to the Securitization Agreement between Consolidated Freightways Corporation and
            General Electric Capital Corporation dated April 27, 2001.
            (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.27 Third Amendment, dated August 13, 2001, to the Letter of Credit Agreement between Consolidated Freightways Corporation and
            General Electric Capital Corporation dated April 27, 2001.
            (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001.)(*)
      10.28 Third Amendment, dated August 13, 2001, to the Securitization Agreement between Consolidated Freightways Corporation and
            General Electric Capital Corporation dated April 27, 2001.
            (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
            June 30, 2001.)(*)
      10.29 Fourth Amendment, dated October 18, 2001, to the Letter of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001. (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001.)(*)
      10.30 Fourth Amendment, dated October 18, 2001, to the Securitization Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001. (Exhibit
            10.2 to the Company's Form 10-Q for the quarter ended
            September 30, 2001.)(*)
      10.31 Fifth Amendment, dated October 24, 2001, to the Letter of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001. (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2001.)(*)
      10.32 Fifth Amendment, dated October 24, 2001, to the Securitization Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001. (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2001.)(*)
      10.33 Credit Agreement dated October 24, 2001 among Consolidated Freightways Corporation, as Borrower and General Electric Capital Corporation, as Lender. (Exhibit 99.1 to the Company's 8-K dated as October 25, 2001.)(*)
      10.34 First Amendment, dated November 2, 2001, to the Credit Agreement among Consolidated Freightways Corporation, as Borrower and General Electric Capital, as Lender, dated October 24, 2001.
      10.35 Second Amendment, dated November 9, 2001, to the Credit Agreement among Consolidated Freightways Corporation, as Borrower and
            General Electric Capital, as Lender, dated October 24, 2001.
      10.36 Third Amendment, dated November 20, 2001, to the Credit Agreement among Consolidated Freightways Corporation, as Borrower and
            General Electric Capital, as Lender, dated October 24, 2001.
      10.37 Fourth Amendment, dated December 17, 2001, to the Credit Agreement among  Consolidated Freightways Corporation, as Borrower and
            General Electric Capital, as Lender, dated October 24, 2001.
      10.38 Sixth Amendment, dated December 21, 2001, to the Letter of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001.


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.

                           INDEX TO EXHIBITS
                             ITEM 14(a)(3)

Exhibit No.

     10.39 Sixth Amendment, dated December 17, 2001, to the Securitization Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001.
     10.40  Employment Agreements with Senior Management. (#)

(13) Annual Report to Security Holders:

       Consolidated Freightways Corporation 2001 Annual Report to Shareholders. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as the "Letter to Shareholders" are not required and therefore not "filed" as part of this Form 10-K.)


(21) Subsidiaries of the Company


(23) Consents of Experts and Counsel

       (23.1) Consent of Arthur Andersen LLP, independent public accountants (included on page 16 with the auditor's report in this Annual Report on Form 10-K)

(99) Additional Documents

     (99.1) Confirmation of representations received from Arthur Andersen LLP


(*) Previously filed with the Securities and Exchange Commission and incorporated by reference.
(#) Designates a contract or compensation plan for Management or Directors.