Form 10-Q
period 2002-03-31
CONSOLIDATED FREIGHTWAYS CORP
filed 2002-05-01
CIK 1022581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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




              Number of shares of Common Stock, $.01 par value,
                outstanding as of March 31, 2002: 22,324,669




                     CONSOLIDATED FREIGHTWAYS CORPORATION
                                  FORM 10-Q
                         Quarter Ended March 31, 2002

____________________________________________________________________________
____________________________________________________________________________

                                    INDEX



  PART I.  FINANCIAL INFORMATION                                          Page

   Item 1. Financial Statements

           Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001                           3

           Statements of Consolidated Operations -
             Three Months Ended March 31, 2002 and 2001                     5

           Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 2002 and 2001                     6

           Notes to Consolidated Financial Statements                       7

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  12

   Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                             18



PART II.    OTHER INFORMATION

   Item 1. Legal Proceedings                                               18

   Item 6. Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                                 20





                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                    March  31,      December 31,
                                                       2002           2001
                                                      (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   13,277     $   28,067
   Trade accounts receivable, net of allowances        282,766        292,851
   Other receivables                                     8,178          6,045
   Operating supplies, at lower of average
     cost or market                                      6,161          6,670
   Prepaid expenses                                     49,747         35,772
   Deferred income taxes                                57,228         59,897
      Total Current Assets                             417,357        429,302

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 86,258         87,024
   Buildings and improvements                          343,854        353,102
   Revenue equipment                                   510,171        519,546
   Other equipment and leasehold improvements          165,095        158,963
                                                     1,105,378      1,118,635
   Accumulated depreciation and amortization          (762,254)      (761,044)
                                                       343,124        357,591
OTHER ASSETS
   Deposits and other assets                            97,943         93,687
   Deferred income taxes                                   714             --
                                                        98,657         93,687

TOTAL ASSETS                                        $  859,138     $  880,580



      The accompanying notes are an integral part of these statements.


                    CONSOLIDATED FREIGHTWAYS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                       March 31,   December 31,
                                                         2002         2001
..
                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $ 104,800    $  85,043
   Accrued liabilities                                207,702      189,361
   Accrued claims costs                                82,671       85,593
   Federal and other income taxes                       1,806        2,264
   Current maturities of long-term debt                 2,239           --
   Short-term borrowings                               38,350       83,900
      Total Current Liabilities                       437,568      446,161

LONG-TERM LIABILITIES
   Long-term debt                                      39,355       15,100
   Accrued claims costs                                88,817       94,187
   Employee benefits                                  126,117      124,284
   Deferred income taxes                                   --        1,978
   Other liabilities                                   54,434       50,631
      Total Liabilities                               746,291      732,341

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; issued none                         --           --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231          231
   Additional paid-in capital                          73,592       74,020
   Accumulated other comprehensive loss               (13,162)     (13,712)
   Retained earnings                                   59,276       95,814
   Treasury stock, at cost (809,179 and 1,298,812
     shares, respectively)                             (7,090)      (8,114)
       Total Shareholders' Equity                     112,847      148,239

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 859,138    $ 880,580



      The accompanying notes are an integral part of these statements.




                 CONSOLIDATED FREIGHTWAYS CORPORATION

                 STATEMENTS OF CONSOLIDATED OPERATIONS
           (Dollars in thousands except per share amounts)


                                                 For the  Three
                                                  Months Ended
                                                    March 31,
                                             2002           2001


REVENUES                                 $   462,991    $  574,578

COSTS AND EXPENSES
    Salaries, wages and benefits             318,201        373,758
    Operating expenses                        92,611        103,133
    Purchased transportation                  42,959         52,988
    Operating taxes and licenses              14,267         16,383
    Claims and insurance                      12,657         15,161
    Depreciation                              13,210         12,925
                                             493,905        574,348
OPERATING INCOME (LOSS)                      (30,914)           230


OTHER INCOME (EXPENSE)
   Investment income                              51            224
   Interest expense                           (1,899)        (1,856)
   Miscellaneous, net                         (2,673)          (649)
                                              (4,521)        (2,281)

Loss before income taxes (benefits)
                                            (35,435)        (2,051)
Income taxes (benefits)                       1,103           (224)

NET LOSS                                 $  (36,538)    $   (1,827)

Basic average shares outstanding          22,299,755     21,818,691
Diluted average shares outstanding        22,299,755     21,818,691 (a)

Basic Loss per Share:                    $     (1.64)   $     (0.08)

Diluted Loss per Share:                  $     (1.64)   $     (0.08)


(a) Does not include 305,624 potentially dilutive securities because to do so would be anti-dilutive.

      The accompanying notes are an integral part of these statements.



                    CONSOLIDATED FREIGHTWAYS CORPORATION
                               AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Three Months Ended
                                                             March 31,
                                                        2002          2001
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  28,067     $  46,523

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              (36,538)       (1,827)
Adjustments to reconcile net
  loss to net cash provided (used) by
  operating activities:
Depreciation and amortization                          17,306        15,633
Increase (decrease) in deferred income taxes              (23)        8,881
Gains from property disposals, net                     (2,320)      (19,475)
Issuance of common stock under stock
  and benefit plans                                       596           647
Changes in assets and liabilities:
   Receivables                                          7,952       (11,661)
   Prepaid expenses                                   (13,975)       (8,806)
   Accounts payable                                    19,757        (3,795)
   Accrued liabilities                                 18,341        18,124
   Accrued claims costs                                (8,292)       (1,699)
   Income taxes                                          (458)           --
   Employee benefits                                    1,833           (83)
   Other                                                 (649)          410
   Net Cash Provided (Used) by Operating Activities     3,530        (3,651)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (1,059)      (34,183)
   Software expenditures                                 (116)         (585)
   Proceeds from sales of property                      4,311         2,093
   Net Cash Provided (Used) by Investing Activities     3,136       (32,675)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term
      borrowings                                      (45,550)       28,000
   Net proceeds from long-term borrowings              24,094            --
   Net Cash Provided (Used) by Financing Activities   (21,456)       28,000

Decrease in Cash and Cash Equivalents                 (14,790)       (8,326)

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  13,277     $  38,197



      The accompanying notes are an integral part of these statements.


                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

       The accompanying consolidated financial statements of Consolidated Freightways Corporation and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 2001 Annual Report to Shareholders.

      There were no significant changes in the Company's commitments and contingencies as previously described in the 2001 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.


2. Liquidity and Management's Plan

      The Company incurred a net loss of $104.3 million for the year ended December 31, 2001 and a net loss of $36.5 million in the quarter ended March 31, 2002. The Company expects to incur further operating losses in 2002 due to the continued economic slowdown. Cash used by operating activities for the year ended December 31, 2001 was $41.1 million. Cash provided by operating activities during the quarter ended March 31, 2002 was $3.5 million. The Company's financing requirements to fund operations and capital expenditures and to support letters of credit in 2002 are expected to be approximately $45 to $55 million. During the quarter ended March 31, 2002, the Company secured financing sufficient to meet these requirements.

      As discussed more fully in Note 5 "Debt" below, the Company secured a net $45 million financing agreement secured by real property. In addition, the Company completed a $4.1 million financing agreement secured by revenue equipment of a Canadian subsidiary and a $5.5 million financing agreement secured by real property of a Canadian subsidiary.

      The Company is currently negotiating additional financing agreements for approximately $20 million, secured by assets of the Canadian subsidiaries. Of this amount, the Company has credit committee approval and is in the documentation stages for approximately $13 million and expects to receive funding during the second quarter of 2002. Approximately $10 million of the $13 million will be available for transfer to the U.S. operations. However, there can be no assurance that the Company will be able to complete these transactions or that the final terms will be reasonable.

     The Company has significant additional unleveraged assets and is considering other asset backed borrowings and the sale of surplus real properties. However, there can be no assurance that the Company will be able to complete these transactions or that the final terms will be reasonable.

      The Company has an existing accounts receivable securitization agreement and an existing real estate backed credit facility to provide for working capital and letter of credit needs. The combined availability of funds under these agreements was $6.5 million as of March 31, 2002. Consistent with these types of agreements, the availability ranged from $0 to $15 million during the quarter ended March 31, 2002. The continued availability of funds under these agreements requires that the Company comply with certain financial covenants, the most restrictive of which are to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense) and fixed charge coverage ratio. On April 8, 2002, to cure violations of these covenants as of March 31, 2002, the covenants were amended for 2002.

     The amended covenants require the Company to achieve significant improvements in EBITDAL for the remainder of 2002. To achieve these improvements, the Company and the Board of Directors have developed plans that include an immediate and continuing reduction of workforce in line with lower business levels and expansion of programs aimed at increasing pick-up and delivery and dock efficiencies, increasing load factor and reducing claims expense that have proved successful at selected terminals during 2001. Management is also focused on improving revenue through better freight mix, emphasizing high margin services and increasing revenue per shipment. Additionally, starting in the fourth quarter of 2001, the Company began carefully reviewing its business activities with its customers in an effort to secure additional business and to ensure that it is fairly compensated for the services provided. As part of this plan, the Company began reviewing contract accounts as they came up for renewal during the fourth quarter of 2001 and is continuing this review in 2002. The Company and the Board of Directors believe that the above actions will be sufficient to allow the Company to meet the amended covenant requirements for the balance of 2002. If the Company does not achieve the operating improvements, it may violate the amended covenants in 2002. Although the Company has previously received amendments to the covenants, there can be no assurance that the lender will grant waivers or additional amendments if required. The inability of the Company to meet its covenants or obtain waivers or additional amendments, if required, would require the Company to secure alternative financing to fund operating activities and provide letters of credit necessary to support its self-insurance program.
Failure to secure letters of credit to support the self-insurance program would require the Company to fund state insurance programs which would have a material adverse effect on the Company's financial position.


3. Segment and Geographic Information

        The Company primarily provides less-than-truckload transportation, air freight forwarding and supply chain management services throughout the United States, Canada and Mexico and international freight services between the United States and more than 80 countries. The Company does not present segment disclosures because the air freight forwarding, supply chain management and international service offerings do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
Information."  The  following information  sets  forth  revenues  and property, plant and equipment by geographic location. Revenues are attributed to geographic location based upon the location of the
customer.   No one customer provides 10% or more of total revenues.

Geographic Information

(Dollars in thousands)
                              Three Months Ended
                                    March 31,
                                 2002      2001
Revenues
United States                  $426,171  $536,837
Canada and other                 36,820    37,741
Total                          $462,991  $574,578


                                 As of March 31,
                                 2002      2001
Property, Plant and Equipment
United States                 $309,026   $330,386
Canada and other                34,098     35,522
Total                         $343,124   $365,908


4. Comprehensive Loss

     Comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows:

(Dollars in thousands)
                                       Three Months Ended
                                           March 31,
                                        2002       2001

Net Loss                            $(36,538)   $(1,827)
Other Comprehensive Loss:
  Foreign currency translation
   adjustments                           550     (2,310)
Comprehensive Loss                  $(35,988)   $(4,137)


5. Debt

      In February 2002, the Company secured a net $45 million financing agreement secured by terminal properties, of which $20 million, after $2.4 million of deferred loan costs, was funded in February and $25 million, after deferred loan costs of $3.0 million, was funded in April. Under the agreement, the Company contributed 39 terminal properties with a net book value of approximately $67 million to CFCD 2002 LLC, a wholly owned, consolidated special purpose company. CFCD 2002 LLC used the properties as collateral for the borrowings. Borrowings bear interest at LIBOR plus 375 basis points. Principal and interest payments are due monthly over a 15-year period. The Company was required to issue $8.2 million of letters of credit to secure the first year's payment of principal, interest, property taxes and insurance. Those letters of credit were issued under the Company's $200 million accounts receivable securitization agreement, discussed below. The initial $20 million of proceeds was used to pay down short-term borrowings under the Company's $200 million accounts receivable securitization agreement. Subsequent to the paydown, the Company issued a $20 million letter of credit under the securitization agreement to support its self-insurance program.

      Also in February 2002, the Company completed a three-year, $4.1 million financing agreement secured by revenue equipment of a Canadian subsidiary. The revenue equipment had a net book value of approximately $12.3 million as of March 31, 2002. The borrowings bear interest at 7.2%. Principal and interest are payable monthly.

      In April 2002, the Company completed a three-year, $5.5 million financing agreement secured by a terminal property of a Canadian subsidiary. The terminal property had a net book value of approximately $0.4 million as of March 31, 2002. The borrowings bear interest at 6.25%. Principal and interest are payable monthly using a 25-year amortization schedule, with a remaining lump sum payment at the end of the three-year period.

       The Company has a $200 million accounts receivable securitization agreement to provide for working capital and letter of credit needs. As of March 31, 2002, outstanding borrowings were $3.7 million, bearing interest at LIBOR plus 250 basis points (4.87%). Letters of credit outstanding were $128.8 million, of which $117.0 million are used to support the Company's self-insurance program. Availability of the remaining borrowing capacity is dependent on a daily calculation of eligible accounts receivable which is subject to business level fluctuations which may further limit availability. To the extent that eligible accounts receivable are insufficient to support issued letters of credit, the Company is required to provide cash collateral to the lender. The Company was required to provide as much as $10 million of cash collateral in April 2002 due to fluctuation of the eligible accounts receivable.

      The Company also has a revolving credit agreement with the same lender, secured by real property to provide for short-term working capital needs and other general corporate purposes. During February 2002, this agreement was amended, extending the term until February 2004 and limiting borrowings to a maximum of $42 million. The agreement contains mandatory paydown provisions using a portion of the proceeds of future debt offerings and asset sales, which will limit future availability. Due to certain asset sales during the quarter, maximum availability was reduced to $41.2 million as of March 31, 2002, of which $34.7 million was outstanding, bearing interest at 10%.

      The combined availability of funds under the above financing agreements was $6.5 million as of March 31, 2002. Consistent with these types of agreements, the availability ranged from $0 to $15 million during the quarter ended March 31, 2002. The continued availability of funds under the above agreements requires that the Company comply with certain financial covenants, the most restrictive of which are to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense) and fixed charge coverage ratio. To cure violations of these covenants as of March 31, 2002, the covenants were amended on April 8, 2002. The following are the minimum EBITDAL and fixed charge coverage ratio covenant requirements for 2002. The Company's actual EBITDAL and fixed charge coverage ratio were $(10,723,000) and (1.17) to 1, respectively, for the quarter ended March 31, 2002.


Minimum Required Covenant Levels
(Dollars in thousands)

Period Ended                                          Fixed
                                                      Charge
                                                      Coverage
                                         EBITDAL      Ratio

Three months ended March 31, 2002       $(13,300)     (1.80)
Six months ended June 30, 2002           (16,400)     (1.20)
Nine months ended September 30, 2002       1,400      (0.30)
Year ended December 31, 2002              20,500       0.20


6.  Acquisition

      In February 2002, the Company entered into an agreement to acquire 100% ownership of the business operations of its joint venture in Mexico. The purchase price is approximately $2.1 million and is payable in installments through April 2003. Interest on unpaid installments is 7.5% annually. The Company previously accounted for the joint venture using the equity method and will fully consolidate the operations going forward. Total sales and assets of the Mexico operations were not material.


7.  Recently Adopted Accounting Principles

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142) "Goodwill and Other Intangibles" and SFAS No. 144 (SFAS 144)"Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives no longer be amortized, but will be subject to impairment review annually. Intangible assets with estimated finite useful lives will continue to be amortized. SFAS 144 provides a single accounting methodology to be applied to all long-lived assets to be disposed of, including discontinued operations. Adoption of these standards did not have a material impact on the Company's financial position or results of operations.




        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


      The  economic  slowdown  that  impacted  the  Company  in  2001 continued throughout the first quarter of 2002. As a result, revenues decreased 19.4% as tonnage decreased 17.1% compared with the same period last year. Shipments decreased 14.3% and the average weight per shipment decreased 3.2% to 969 lbs. The Company was also impacted by negative perceptions in the marketplace regarding the Company's liquidity and by the loss of a large customer in the fourth quarter of 2001, due to aggressive competitive pricing. Revenue per hundredweight decreased 3.3% to $17.13 due to a continued unfavorable freight mix as well as a decrease in the fuel surcharge, as fuel prices continued to decline. Excluding the fuel surcharge, revenue per hundredweight decreased 1.4%.

     Salaries, wages and benefits decreased 14.9% from the prior year due primarily to lower tonnage levels. Beginning in the third quarter of 2001, management implemented workforce reductions to adjust to continued lower tonnage levels. The workforce was approximately 17% lower in the first quarter of 2002 compared with the same period last year. Additionally, cost savings from improved cross-dock and pick-up and delivery efficiencies as a result of process improvement programs helped mitigate the impact of a 3.4% contractual wage and benefit increase that was effective April 1, 2001.

       Operating expenses decreased 10.2% from the prior year. Excluding gains on sales of properties of $2.6 million in the first quarter of 2002 and $19.6 million in the same period last year, operating expenses decreased 22.4%. Lower tonnage levels combined with an approximate 30% decrease in the average fuel cost per gallon and
aggressive  cost  control  measures  primarily  accounted   for   the
decrease. Additionally, the decrease reflects lower lease expense as revenue equipment previously under lease was purchased during the second quarter of 2001.

      Purchased transportation decreased 18.9% due to lower tonnage levels as well as a lower proportion of freight transported via rail. Rail miles as a percentage of inter-city miles decreased to 24.7% from 25.7% in the prior year.

      Operating taxes and licenses decreased 12.9% due to lower tonnage levels.

     Claims and insurance decreased 16.5% due to lower tonnage levels and improved vehicular claims experience.

       Depreciation   increased  2.2%  due   to   increased   capital
expenditures in 2001.

      The operating loss was $30.9 million for the quarter compared with operating income of $0.2 million for the same period last year. The operating ratio deteriorated to 106.7% from 99.9%. The Canadian operations contributed $2.5 million of operating income for the quarter compared with $2.8 million for the same period last year. Excluding gains on sales of operating properties, the operating loss was $33.5 million for the quarter compared with a $19.3 million operating loss for the same period last year. The operating ratio was 107.2% compared with 103.4%, excluding the gains.

     Other expense, net, increased $2.2 million to $4.5 million. The increase reflects the write-off of debt costs associated with financing transactions that the Company decided not to pursue and higher costs associated with increased letter of credit requirements to support the Company's self-insurance program.

      The Company's effective tax rate for the first quarter of 2002 differed from the statutory federal rate due to foreign taxes and the recording of deferred tax valuation allowances. As a result of domestic losses during the quarter, the Company recorded income tax benefits of $14.0 million and related deferred tax assets of $14.0 million offset by a $14.0 million valuation allowance, discussed below. As disclosed in the Company's 2001 Form 10-K, due to domestic cumulative losses over the past three years, current accounting standards require the Company to assess the realizability of its domestic net deferred tax asset ($116.6 million as of March 31,
2002). Through the use of tax planning strategies, involving the sale of appreciated assets, the Company has determined that it is more likely than not that $62.6 million of its domestic net deferred tax asset as of March 31, 2002 will be realized. Accordingly, the Company recorded an additional $14 million deferred tax valuation allowance in the first quarter of 2002. As of March 31, 2002, the valuation allowance was $54 million. Until the recent cumulative loss is eliminated, the Company will continue to record additional valuation allowance against any tax benefit arising from future domestic operating losses. The Company will assess the realizability of its deferred tax assets on an ongoing basis and adjust the valuation allowance as appropriate.

     The Company's effective income tax rate for the first quarter of 2001 differed from the statutory federal rate due primarily to foreign and state taxes and non-deductible items.

      Return to profitability by the latter portion of 2002 will be dependent on an improvement in the economic environment, improved operating performance and alignment of costs with lower business levels. In the interim, management will continue with aggressive cost control plans to align operating costs with lower business levels. These plans include an immediate and continuing reduction of workforce and expansion of programs aimed at increasing pick-up and delivery and dock efficiencies, increasing load factor and reducing claims expense that have proved successful at selected terminals during 2001. Management is also focused on improving revenue through better freight mix, emphasizing high margin services and increasing revenue per shipment. Starting in the fourth quarter of 2001, the
Company began carefully reviewing its business activities with its customers in an effort to secure additional business and to ensure that it is fairly compensated for the services provided. As part of this plan, the Company began reviewing contract accounts as they came up for renewal during the fourth quarter of 2001 and is continuing this review in 2002. Further deterioration in the economic environment or failure of the Company to achieve a cost structure in line with lower business levels would have a material adverse effect on the Company's financial position and results of operations.

      As of March 31, 2002, approximately 80% of the Company's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). The Company and the IBT are parties to the National Master Freight
Agreement, which expires on March 31, 2003. Although the Company believes it will be able to successfully negotiate a new contract with the IBT, there can be no assurance that it will be able to do so, or that work stoppages will not occur, or that the terms of any such contract will not be substantially less favorable than those of the existing contract, any of which could have a material adverse effect on the Company's financial position and results of operations.

      On April 1, 2002, a 2.0% wage and benefit increase went into effect for employees covered by the National Master Freight Agreement. The increase is expected to add approximately $13.5 million of expense in 2002.

      As discussed above, the Company experienced lower average fuel costs per gallon during the first quarter of 2002 compared with the same period in the prior year. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. This provision of the rules tariff became effective in July 1999 and remains in effect. However, there can be no assurance that the Company will be able to maintain this surcharge or successfully implement such surcharges in response to increased fuel costs in the future.


LIQUIDITY AND CAPITAL RESOURCES

     As previously disclosed, the Company's financing requirements to fund operations and capital expenditures and to support letters of credit in 2002 are expected to be approximately $45 to $55 million. The Company will fund these requirements using the proceeds from asset backed financing agreements and availability under its existing credit facilities, each of which is discussed below.

      In February 2002, the Company secured a net $45 million financing agreement secured by terminal properties, of which $20 million, after $2.4 million of deferred loan costs, was funded in February and $25 million, after deferred loan costs of $3.0 million, was funded in April. Under the agreement, the Company contributed 39 terminal properties with a net book value of approximately $67 million to CFCD 2002 LLC, a wholly owned, consolidated special purpose company. CFCD 2002 LLC used the properties as collateral for the borrowings. Borrowings bear interest at LIBOR plus 375 basis points. Principal and interest payments are due monthly over a 15-year period. The Company was required to issue $8.2 million of letters of credit to secure the first year's payment of principal, interest, property taxes and insurance. Those letters of credit were issued under the Company's $200 million accounts receivable securitization agreement, discussed below. The initial $20 million of proceeds was used to pay down short-term borrowings under the Company's $200 million accounts receivable securitization agreement. Subsequent to the paydown, the Company issued a $20 million letter of credit under the securitization agreement to support its self-insurance program.

      Also in February 2002, the Company completed a three-year, $4.1 million financing agreement secured by revenue equipment of a Canadian subsidiary. The revenue equipment had a net book value of approximately $12.3 million as of March 31, 2002. The borrowings bear interest at 7.2%. Principal and interest are payable monthly.

      In April 2002, the Company completed a three-year, $5.5 million financing agreement secured by a terminal property of a Canadian subsidiary. The terminal property had a net book value of approximately $0.4 million as of March 31, 2002. The borrowings bear interest at 6.25%. Principal and interest are payable monthly using a 25-year amortization schedule, with a remaining lump sum payment at the end of the three-year period.

      The Company is currently negotiating additional financing agreements for approximately $20 million, secured by assets of the Canadian subsidiaries. Of this amount, the Company has credit committee approval and is in the documentation stages for approximately $13 million and expects to receive funding during the second quarter of 2002. Approximately $10 million of the $13 million will be available for transfer to the U.S. operations. However, there can be no assurance that the Company will be able to complete these transactions or that the final terms will be reasonable.

      The Company is focused on improving both short and long-term liquidity. The Company has significant additional unleveraged assets and is considering other asset-backed borrowings and the sale of surplus real properties. However, there can be no assurance that the Company will be able to complete these transactions or that the final terms will be reasonable.

      If business conditions and the Company's performance do not improve and the Company is unable to align its cost structure with lower business levels, cash requirements to fund operations could be significantly higher than anticipated and would have a material adverse effect on the Company's financial position and would require additional financing. The ability of the Company to continue to fund operations and meet its obligations as they come due will be dependent on reducing operating losses and maintaining adequate liquidity.


Existing Credit Facilities

       The Company has a $200 million accounts receivable securitization agreement to provide for working capital and letter of credit needs. As of March 31, 2002, outstanding borrowings were $3.7 million, bearing interest at LIBOR plus 250 basis points (4.87%). Letters of credit outstanding were $128.8 million, of which $117.0 million are used to support the Company's self-insurance program. Availability of the remaining borrowing capacity is dependent on a daily calculation of eligible accounts receivable which is subject to business level fluctuations which may further limit availability. To the extent that eligible accounts receivable are insufficient to support issued letters of credit, the Company is required to provide cash collateral to the lender. The Company was required to provide as much as $10 million of cash collateral in April 2002 due to fluctuation of the eligible accounts receivable.

      The Company also has a revolving credit agreement with the same lender, secured by real property to provide for short-term working capital needs and other general corporate purposes. During February 2002, this agreement was amended, extending the term until February 2004 and limiting borrowings to a maximum of $42 million. The agreement contains mandatory paydown provisions using a portion of the proceeds of future debt offerings and asset sales, which will limit future availability. Due to certain asset sales during the quarter, maximum availability was reduced to $41.2 million as of March 31, 2002, of which $34.7 million was outstanding, bearing interest at 10%.

      The combined availability of funds under the above financing agreements was $6.5 million as of March 31, 2002. Consistent with these types of agreements, the availability ranged from $0 to $15 million during the quarter ended March 31, 2002. The continued availability of funds under the above agreements requires that the Company comply with certain financial covenants, the most restrictive of which are to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense) and fixed charge coverage ratio. To cure violations of these covenants as of March 31, 2002, the covenants were amended on April 8, 2002. The following are the minimum EBITDAL and fixed charge coverage ratio covenant requirements for 2002. The Company's actual EBITDAL and fixed charge coverage ratio were $(10,723,000) and (1.17) to 1, respectively, for the quarter ended March 31, 2002.


Minimum Required Covenant Levels
(Dollars in thousands)

Period Ended                                         Fixed
                                                     Charge
                                                     Coverage
                                          EBITDAL    Ratio

Three months ended March 31, 2002       $(13,300)    (1.80)
Six months ended June 30, 2002           (16,400)    (1.20)
Nine months ended September 30, 2002       1,400     (0.30)
Year ended December 31, 2002              20,500      0.20


      If the Company does not improve operating performance through improved business levels and additional cost reduction efforts, it may violate the amended covenants in 2002. There can be no assurance that the lender will grant waivers or additional amendments if required. The inability of the Company to meet its covenants or obtain waivers or additional amendments, if required, would require the Company to secure alternative financing to fund operating activities and provide letters of credit necessary to support its self-insurance program in 2002. Failure to secure letters of credit to support the self-insurance program would require the Company to fund state insurance programs which would have a material adverse effect on the Company's financial position.


Cash Flows for the Quarter Ended March 31, 2002 and 2001

      Cash and cash equivalents were $13.3 million as of March 31, 2002. Drafts outstanding, which are included in Accounts Payable on the Consolidated Balance Sheet, were $22.2 million. Cash flow provided by operations for the first quarter of 2002 was $3.5 million compared with $3.7 million used by operations in the same period of 2001. Cash flow provided from operations was primarily due to collections of accounts receivable and aggressive cash management during the quarter.

      Cash flows provided by investing activities of $3.1 million compares with cash flows used by investing activities of $32.7 million in the same period last year. The reduction in capital and software expenditures from $34.8 million in the prior year period to $1.2 million in the current year reflects management's efforts to improve the Company's liquidity by deferring all non-essential expenditures. The Company expects capital expenditures to be approximately $6 million for the remainder of 2002, primarily for the purchase of revenue and miscellaneous equipment, but has the ability to defer these expenditures into future years.

      Cash flows used by financing activities was $21.5 million compared with $28.0 million provided in the prior year. As discussed above, the Company completed a net $45 million financing agreement in February 2002, of which $20 million, net of deferred loan costs of $2.4 million, was funded in February. The $20 million of proceeds was used to pay down borrowings under the Company's $200 million credit facility in order to issue letters of credit to support the Company's self-insurance program. Also in February, the Company completed a $4.1 million financing agreement secured by Canadian assets. The Company repaid an additional $25.6 million of borrowings under its credit facilities during the quarter.


Contractual Cash Obligations
As of March 31, 2002
(Dollars in thousands)
                                       Payments Due In

                     Less than     1 to 3      4 to 5      After
                      1 Year        Years       Years     5 Years    Total

Operating Leases     $29,107       $51,263     $21,853    $15,485  $117,708

Long-Term Debt (a)     3,326        27,923       5,222     38,596    75,067

Interest on Long-
  Term Debt (b)        4,033         7,246       5,030     13,141    29,450

Total                $36,466       $86,432     $32,105    $67,222  $222,225



(a) Includes agreements funded subsequent to March 31, 2002 as discussed above.
(b) Assumes no change in LIBOR.


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


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            10.01 Fifth Amendment, dated January 18, 2002, to the Credit
                  Agreement among Consolidated Freightways Corporation, as Borrower and General Electric Capital Corporation, as Lender, dated October 24, 2001.

            10.02 Sixth Amendment, dated February 19, 2002, to the Credit
                  Agreement among Consolidated Freightways Corporation, as Borrower and General Electric Capital Corporation, as Lender, dated October 24, 2001.

            10.03 Seventh Amendment, dated February 22, 2002, to the
                  Credit Agreement among Consolidated Freightways Corporation, as Borrower and General Electric Capital Corporation, as Lender, dated October 24, 2001.

            10.04 Seventh Amendment, dated January 18, 2002, to the Letter of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001.

            10.05 Eighth Amendment, dated February 19, 2002, to the Letter of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001.

            10.06 Seventh Amendment, dated February 19, 2002, to the
                  Securitization Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001.

       (b)  No reports on Form 8-K were filed in the quarter ended
            March 31, 2002.



                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


April 30, 2002                       /s/Robert E. Wrightson
                                     Robert E. Wrightson
                                     Executive Vice President and
                                      Chief Financial Officer


April 30, 2002                       /s/James R. Tener
                                     James R. Tener
                                     Vice President and Controller