Form 10-Q
period 2002-06-30
CONSOLIDATED FREIGHTWAYS CORP
filed 2002-09-03
CIK 1022581

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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




          Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2002: 22,442,514




                    CHAPTER 11 BANKRUPTCY FILINGS

     On September 3, 2002, Consolidated Freightways Corporation, a Delaware corporation ("CFC"), Consolidated Freightways Corporation of Delaware, a Delaware corporation ("CFCD"), CF AirFreight Corporation, a Delaware corporation ("CF AirFreight"), Redwood Systems, Inc., a Delaware corporation ("Redwood Systems"), Leland James Service Corporation, a Delaware corporation ("Leland James") and CF MovesU.com Incorporated, a Delaware corporation ("CFMU"), (collectively, the "Debtors"), intend to file petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California. The Debtors required substantial additional sources of financing in order to satisfy their obligations in a timely manner. The Debtors had discussions under way with existing lenders, investors and other sources to obtain the additional financing the Debtors needed to continue operations. The Debtors have been unable to secure sufficient additional financing to continue operations. In particular, the Chapter 11 filing is necessary because one of CFC's surety bondholders cancelled coverage relating to CFC's self-administered insurance programs for workers' compensation and vehicular casualty. This negatively impacted the pending discussions with all lenders and investors. Ultimately, CFC was unable to secure financing and to bridge the surety bond gap, at which point the situation became critical. Moreover, the Debtors anticipated that a second insurer would also cancel coverage. The Board of Directors reluctantly concluded that the Debtors could not continue to operate, pay employees and meet its obligations. The Debtors will ask the bankruptcy court to allow them to oversee their operations as debtors in possession, subject to court approval of matters outside the ordinary course of business. While in Chapter 11, the Debtors will attempt a management-directed sale of the Debtors' business as a going concern. In the event such a sale is not possible, the Debtors will attempt to sell portions of the business in separate transactions and to liquidate and collect the remainder of the Debtors' assets. The Debtors have engaged an investment banking firm to assist in the sale. All such sales will attempt to maximize the value of the Debtors' assets for the benefit of the Debtors' creditors. CFC believes that the Debtors will not be able to fully satisfy the claims of the creditors from the proceeds of such sales and liquidations. Therefore, CFC believes that CFC's stockholders will not receive any distributions on account of their stock.

     On September 2, 2002, CFC, CFCD, Redwood Systems, Leland James and CFMU sent notices of termination to approximately 15,500 active employees and effectively ceased all operations except those limited operations necessary to protect the Debtors' assets. Canadian Freightways Ltd. and subsidiaries and Grupo Consolidated Freightways, S.A. de RL, as well as several non-operating subsidiaries, have not terminated their employees and are continuing their normal business operations. These entities will not be included in the bankruptcy filings. CF AirFreight, although included in the bankruptcy filing, did not terminate any employees and will continue normal business operations.




                 CONSOLIDATED FREIGHTWAYS CORPORATION
                              FORM 10-Q
                     Quarter Ended June 30, 2002

_____________________________________________________________________

_____________________________________________________________________


                                INDEX



  PART I.  FINANCIAL INFORMATION                          Page

   Item 1.     Financial Statements (Unaudited)

          Consolidated Balance Sheets -
            June 30, 2002 and December 31, 2001                     4

          Statements of Consolidated Operations -
            Three and Six Months Ended June 30, 2002 and 2001       6

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2002 and 2001                 7

          Notes to Consolidated Financial Statements                8

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations          17

  Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                     25

  Item 4. Controls and Procedures                                  25

PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                        26

  Item 4. Submission of Matters to a Vote of Security Holders      26

  Item 5. Stockholder Proposals                                    26

  Item 6. Exhibits and Reports on Form 8-K                         27


SIGNATURES                                                         28

CERTIFICATIONS                                                     29


                         PART I. FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                       CONSOLIDATED FREIGHTWAYS CORPORATION
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                     June  30,      December 31,
                                                       2002           2001
                                                      (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   10,834     $   28,067
   Trade accounts receivable, net of allowances        286,626        292,851
   Other receivables                                     6,215          6,045
   Operating supplies, at lower of average
     cost or market                                      5,863          6,670
   Prepaid expenses                                     44,605         35,772
   Deferred income taxes                                    --         59,897
      Total Current Assets                             354,143        429,302

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 85,531         87,024
   Buildings and improvements                          342,210        353,102
   Revenue equipment                                   501,566        519,546
   Other equipment and leasehold improvements          164,558        158,963
                                                     1,093,865      1,118,635
   Accumulated depreciation and amortization          (764,443)      (761,044)
                                                       329,422        357,591
OTHER ASSETS
   Deposits and other assets                           100,008         93,687
   Deferred income taxes                                    --             --
                                                       100,008         93,687

TOTAL ASSETS                                        $  783,573     $  880,580



     The accompanying notes are an integral part of these statements.


                        CONSOLIDATED FREIGHTWAYS CORPORATION
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,    December 31,
                                                         2002         2001
..
                                                       (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                 $  97,216    $  85,043
   Accrued liabilities                                207,127      189,248
   Accrued claims costs                                79,362       85,593
   Federal and other income taxes                       1,971        2,264
   Deferred income taxes                                   50           --
   Current maturities of long-term debt and
     capital lease obligations                          5,061          113
   Short-term borrowings                               24,925       83,900
      Total Current Liabilities                       415,712      446,161

LONG-TERM LIABILITIES
   Capital lease obligation                               657          697
   Long-term debt                                      90,083       15,100
   Accrued claims costs                                89,072       94,187
   Employee benefits                                  130,431      124,284
   Deferred income taxes                                4,801        1,978
   Other liabilities                                   60,803       49,934
      Total Liabilities                               791,559      732,341

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued                         --           --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued 23,133,848 shares          231          231
   Additional paid-in capital                          73,109       74,020
   Accumulated other comprehensive loss               (11,350)    (13,712)
   Retained earnings (deficit)                        (63,918)     95,814
   Treasury stock, at cost (691,423 and 926,102
     shares, respectively)                             (6,058)     (8,114)
       Total Shareholders' Equity (Deficit)            (7,986)    148,239

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)$ 783,573    $880,580



     The accompanying notes are an integral part of these statements.



                   CONSOLIDATED FREIGHTWAYS CORPORATION
                             AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)




                                        For the                    For the
                                         Three                       Six
                                         Months                     Months
                                         Ended                      Ended
                                        June 30,                   June 30,
                                   2002        2001          2002          2001

REVENUES                     $   482,419   $  590,415     $  945,410      $1,164,993

COSTS AND EXPENSES
    Salaries, wages and
       benefits                  341,141      391,857        659,342         765,615

    Operating expenses           103,023      123,826        195,634         226,959

    Purchased  transportation     48,139       60,152         91,098         113,140

    Operating taxes and
      licenses                    14,143       16,448         28,410          32,831

    Claims and insurance           5,465       16,002         18,122          31,163

    Depreciation                  13,398       13,852         26,608          26,777

    Write-off of internal
      use software
      under development (a)       10,986           --         10,986              --


                                 536,295      622,137      1,030,200      1,196,485

OPERATING LOSS                   (53,876)     (31,722)       (84,790)       (31,492)

OTHER INCOME (EXPENSE)
   Investment income                  40          166             91            390

   Interest expense               (2,728)      (2,037)        (4,627)        (3,893)

   Miscellaneous, net             (1,822)         336         (4,495)          (313)

                                  (4,510)      (1,535)        (9,031)        (3,816)

Loss before income taxes         (58,386)     (33,257)       (93,821)       (35,308)

Income taxes (b)                  64,808        1,792         65,911          1,568

NET LOSS                     $  (123,194)  $  (35,049)    $ (159,732)     $ (36,876)


Basic average shares
   outstanding                22,425,263   21,920,756      22,362,856     21,870,028

Diluted average shares
   outstanding (c)            22,425,263   21,920,756      22,362,856     21,870,028


Basic Loss per Share:        $    (5.49)   $    (1.60)    $     (7.14)    $   (1.69)

Diluted Loss per Share:      $    (5.49)   $    (1.60)    $     (7.14)    $   (1.69)


(a) The three and six months ended June 30, 2002 reflect the write-off of costs of internal use software under development that the Company no longer intends to complete.
(b) The three and six months ended June 30, 2002 reflect $81.9 million and $95.9 million, respectively, of valuation allowance against the net domestic deferred tax asset. The three and six months ended
     June 30, 2001 reflect $14.1 million of valuation allowance against the net domestic deferred tax asset. See Note 6 for further discussion.
(c) The three and six-months ended June 30, 2001 do not include 428,073 and 336,205 potentially dilutive securities because to do so would be anti-dilutive. There were no potentially dilutive securities in the three and six-months ended June 30, 2002.

 The accompanying notes are an integral part of these financial statements



                        CONSOLIDATED FREIGHTWAYS CORPORATION
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       2002         2001
                                                    (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  28,067     $  46,523

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             (159,732)      (36,876)
Adjustments to reconcile net loss to net cash
  used by operating activities:
Depreciation and amortization                          33,935        31,500
Write-off of deferred internal use software costs      10,986            --
Deferred income taxes                                  62,770         6,181
Gains from property disposals, net                     (3,565)      (19,665)
Issuance of common stock under stock
  and benefit plans                                     1,145         1,232
Changes in assets and liabilities:
   Receivables                                          6,055       (18,180)
   Prepaid expenses                                    (8,833)       (3,039)
   Accounts payable                                    12,173          (728)
   Accrued liabilities                                 17,879        18,544
   Accrued claims costs                               (11,346)          428
   Income taxes                                          (293)        2,508
   Employee benefits                                    6,147         1,879
   Other                                                4,840         2,915
   Net Cash Used by Operating Activities              (27,839)      (13,301)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (1,916)      (64,895)
   Software expenditures                               (1,059)       (1,583)
   Proceeds from sales of property                      7,729         3,122
   Net Cash Provided (Used) by Investing Activities     4,754       (63,356)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term
      borrowings                                      (58,975)       69,500
   Proceeds from long-term borrowings                  78,944            --
   Repayment of long-term borrowings and
      capital lease obligations                          (657)           --
   Payments of debt issuance costs                    (13,460)       (1,642)
   Proceeds from exercise of stock options                 --           135
   Net Cash Provided by Financing Activities            5,852        67,993

Decrease in Cash and Cash Equivalents                 (17,233)       (8,664)

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  10,834     $  37,859



      The accompanying notes are an integral part of these statements.



                CONSOLIDATED FREIGHTWAYS CORPORATION
                           AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1. Subsequent Events

     On   September   3,  2002,  Consolidated  Freightways  Corporation,   a
Delaware corporation ("CFC"), Consolidated Freightways Corporation of Delaware, a Delaware corporation ("CFCD"), CF AirFreight Corporation, a Delaware corporation ("CF AirFreight"), Redwood Systems, Inc., a Delaware corporation ("Redwood Systems"), Leland James Service Corporation, a Delaware corporation ("Leland James") and CF MovesU.com Incorporated, a Delaware corporation ("CFMU"), (collectively, the "Debtors"), intend to file petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of
California. The Debtors required substantial additional sources of financing in order to satisfy their obligations in a timely manner. The Debtors had discussions under way with existing lenders,
investors  and  other  sources  to  obtain  the  additional  financing   the
Debtors needed to continue operations. The Debtors have been unable to secure sufficient additional financing to continue operations. In particular, the Chapter 11 filing is necessary because one of CFC's surety bondholders cancelled coverage relating to CFC's self-administered insurance programs for workers' compensation and vehicular casualty. This negatively impacted the pending discussions with all lenders and investors. Ultimately, CFC was unable to secure financing and to bridge the surety bond gap, at which point the situation became critical. Moreover, the Debtors anticipated that a second insurer would also cancel coverage. The Board of Directors reluctantly concluded that the Debtors could not continue to operate, pay employees and meet its obligations. The Debtors will ask the bankruptcy court to allow them to oversee their operations as debtors
in   possession,   subject  to  court  approval  of  matters   outside   the
ordinary  course  of  business.   While in  Chapter  11,  the  Debtors  will
attempt a management-directed sale of the Debtors' business as a going concern. In the event such a sale is not possible, the Debtors will attempt to sell portions of the business in separate transactions and to liquidate and collect the remainder of the Debtors' assets. The Debtors have engaged an investment banking firm to assist in the sale. All such sales will attempt to maximize the value of the Debtors' assets for the benefit of the Debtors' creditors. CFC believes that the Debtors will not be able to fully satisfy the claims of the creditors from the proceeds of such sales and liquidations. Therefore, CFC believes that CFC's stockholders will not receive any distributions on account of their stock.

     On September 2, 2002, CFC, CFCD, Redwood Systems, Leland James and CFMU sent notices of termination to approximately 15,500 active employees and effectively ceased all operations except those limited operations necessary to protect the Debtors' assets. Canadian Freightways Ltd. and subsidiaries and Grupo Consolidated Freightways, S.A. de RL, as well as several non-operating subsidiaries, have not terminated their employees and are continuing their normal business operations. These entities will not be included in the bankruptcy filings. CF AirFreight, although included in the bankruptcy filing, did not terminate any employees and will continue normal business operations.

     In July 2002, CFC completed a $6.9 million financing agreement secured by terminal properties. Under the agreement, CFC contributed 4 terminal properties with a net book value of approximately $14.3 million to CFCD 2002A LLC, a wholly owned, consolidated special purpose company. CFCD 2002A LLC used the properties as collateral for the borrowings. Borrowings bear interest at 13%. Interest payments are due monthly with principal due in 3 years. Loan proceeds, net of deferred loan costs, of $6.5 million were used to pay down borrowings under CFC's credit facilities and to fund operations.

      Also in July 2002, CFC entered into a three-year $14.5 million credit facility to provide for working capital and letter of credit
needs.   The   agreement  is  secured  by  accounts  receivable   of   CFC's
Canadian subsidiaries, a general security interest in all other Canadian assets as well as a second position on current and future mortgaged Canadian properties. Borrowings bear interest at the Canadian prime rate plus 0.875%. Letters of credit are limited to approximately $12.0 million. The availability of funds under the agreement would have required the Canadian subsidiaries to maintain a minimum tangible net worth. Approximately $10.0 million of the
availability   was  used  for  letter  of  credit  needs  of  the   Canadian
subsidiaries.


2.Basis of Presentation

       The accompanying consolidated financial statements of CFC and subsidiaries (collectively, the "Company") have been prepared by the
Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements included in CFC's 2001 Annual Report to Shareholders.

       The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In all likelihood, this basis of
accounting   will  change  to  either  that  prescribed  by   Statement   of
Position   90-7   "Financial   Reporting  by  Entities   in   Reorganization
under the Bankruptcy Code" or to the liquidation basis of accounting in the third quarter of 2002.

       Management considers as its most critical accounting policies those that require the use of estimates and assumptions, specifically, self-administered insurance reserves, and pension and post-retirement benefit liabilities. In developing these estimates and assumptions, the Company takes into consideration historical experience, current and expected economic conditions and, in certain cases, actuarial analysis. The Company continually reviews these factors and makes adjustments as needed. Actual results could differ from these estimates and could have a material adverse effect on the Company's financial position and results of operations. Please refer to the consolidated financial statements included in CFC's 2001 Annual Report to Shareholders for a full discussion of these accounting policies.

      Certain amounts in prior year's financial statements have been reclassified to conform to the current year presentation.


3. Segment and Geographic Information

          The     Company     primarily     provided     less-than-truckload
transportation,   air  freight  forwarding  and  supply   chain   management
services throughout the United States, Canada and Mexico and international freight services between the United States and more than 80 countries. The Company does not present segment disclosures because the air freight forwarding, supply chain management and international service offerings do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
Information."   The   following  information   sets   forth   revenues   and
property, plant and equipment by geographic location. Revenues are attributed to geographic location based upon the location of the
customer.   No one customer provides 10% or more of total revenues.

Geographic Information

(Dollars in thousands)

                         Three                              Six
                      Months Ended                     Months Ended
                         June 30,                        June 30,
                      2002      2001                2002         2001

Revenues
United States       $441,504  $550,127          $  867,113   $1,086,071
Canada and other      40,915    40,288              78,297       78,922
Total               $482,419  $590,415          $  945,410   $1,164,993



                               As of       As of
                              June 30,   December 31,
                                2002        2001

Property, Plant and Equipment
United States                 $295,209   $322,235
Canada and other                34,213     35,356
Total                         $329,422   $357,591



4. Comprehensive Loss

      Comprehensive loss for the three and six months ended June 30, 2002 and 2001 is as follows:

(Dollars in thousands)
                                       Three                  Six
                                   Months Ended         Months Ended
                                      June 30,              June 30,
                                  2002       2001        2002       2001

Net Loss                       $(123,194)  $(35,049)  $(159,732) $(36,876)
Other comprehensive income
   (loss):
  Foreign currency
    translation adjustments        1,812        892       2,362    (1,418)
Comprehensive  Loss            $(121,382)  $(34,157)  $(157,370) $(38,294)



5. Debt

      As discussed in Note 1, on September 3, 2002, the Debtors intend to file a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The Company has arranged for a debtor in possession credit facility (the "DIP Facility") with General Electric Capital Corporation ("GECC") in order to provide liquidity during the bankruptcy proceeding. The DIP Facility will provide the Company with $225 million in financing for working capital and letter of credit needs and is secured by accounts receivable, real estate and rolling stock. Borrowings will bear interest at the Prime rate as defined in the DIP Facility plus 550 basis points. The DIP Facility matures on the earlier of on or about September 4, 2003 or the date a plan of liquidation becomes effective. The DIP Facility may be terminated upon the occurrence of an event of default under the DIP Facility and contains mandatory paydown provisions upon the occurrence of certain asset sales. The DIP Facility contains certain performance covenants that the Company must maintain and covenants that limit the Company's ability to incur additional indebtedness or pay dividends, among other things. The DIP Facility replaces the Company's accounts receivable securitization agreement and real estate credit facility previously provided by GECC, both of which are discussed below. Outstanding borrowings of $34.8 million and outstanding letters of credit of $130.6 million under these agreements will be transferred to the DIP Facility on or about September 4, 2002. Deferred costs related to the accounts receivable securitization agreement and real estate credit facility were $4.0 million and $0.7 million, respectively, as of June 30, 2002. Those costs along with costs incurred in entering into the DIP Facility will be amortized over the life of the DIP Facility.

     Existing Credit Facilities

       The Company had a $200.0 million accounts receivable securitization agreement with GECC to provide for working capital and letter of credit needs. As of June 30, 2002, outstanding borrowings were $8.6 million, bearing interest at LIBOR plus 250 basis points (4.34%). Letters of credit outstanding were $133.6 million, of which $117.0 million are used to support the Company's self-administered insurance program. Availability of the remaining borrowing capacity would have been dependent on a daily calculation of eligible accounts receivable which is subject to business level fluctuations which may further limit availability. To the extent that eligible accounts receivable were insufficient to support issued letters of credit, the Company was required to provide cash collateral to the lender. The Company was required to provide as much as $10.0 million of cash collateral during the six months ended June 30, 2002. As of June 30, 2002, there was no cash collateral required to support issued letters of credit.

      The Company also had a revolving credit agreement with GECC secured by real property to provide for short-term working capital needs and other general corporate purposes. In February 2002, this agreement was amended, extending the term until February 2004 and limiting borrowings to a maximum of $42.0 million. The agreement contained mandatory paydown provisions using a portion of the proceeds of additional financing agreements and asset sales. Due to additional financing agreements discussed below and surplus terminal property sales, maximum availability was reduced to $25.0 million as of June 30, 2002, of which $16.3 million was outstanding, bearing interest at 10%.

     The combined availability of funds under the above two financing agreements was $8.2 million as of June 30, 2002. Consistent with these types of agreements, the availability ranged from $0 to $20.5 million during the six months ended June 30, 2002. The availability of funds under these agreements would have required that the Company comply with certain financial covenants, the most restrictive of which were to maintain a minimum EBITDAL (earnings before interest, taxes, depreciation, amortization and lease expense) and fixed charge coverage ratio. The Company was in violation of these convenants as of June 30, 2002 and did not receive waivers or amendments to either agreement. Both agreements were replaced by the DIP Facility discussed above.

      There can be no assurances as to the impact of the Debtors' Chapter 11 filing on the debt instruments listed below. Since some of these facilities are in bankruptcy-remote entities, such entities will not have the benefit of the automatic stay which arises with respect to the Debtors.

      In February 2002, the Company secured a $50.4 million financing agreement secured by terminal properties. Loan proceeds, net of deferred loan costs, of $17.9 million were funded in February and loan proceeds, net of deferred loan costs, of $23.5 million were funded in April. Under the agreement, the Company contributed 39 terminal properties to CFCD 2002 LLC, a wholly owned, consolidated special purpose company. The properties had a net book value of approximately $65.0 million as of June 30, 2002. CFCD 2002 LLC used the properties as collateral for the borrowings. Borrowings bear interest at the six month LIBOR plus 375 basis points (5.85% as of June 30, 2002). Principal and interest payments are due monthly over a 15-year period. The Company was required to issue $8.2 million of letters of credit to secure the first year's payment of principal, interest, property taxes and insurance. Those letters of credit were issued under the Company's $200.0 million accounts receivable securitization agreement. The initial $17.9 million of proceeds was used to pay down short-term borrowings under the Company's $200.0 million accounts receivable securitization agreement. Subsequent to the paydown, the Company issued a $20 million letter of credit under the securitization agreement to support its self-administered insurance program. The $23.5 million of proceeds was used to pay down borrowings under the Company's real estate credit facility and to fund operations.

      Also in February 2002, the Company completed a three-year, $4.1 million financing agreement secured by revenue equipment of a Canadian subsidiary. The revenue equipment had a net book value of approximately $12.0 million as of June 30, 2002. The borrowings bear interest at 7.2%. Principal and interest are payable monthly. Loan proceeds, net of deferred loan costs, of $3.9 million, were used to pay down borrowings under the Company's credit facilities and to fund operations.

      In April 2002, the Company completed a three-year, $5.5 million financing agreement secured by a terminal property of a Canadian subsidiary. The terminal property had a net book value of approximately $0.4 million as of June 30, 2002. The borrowings bear interest at 6.25%. Principal and interest are payable monthly using a 25-year amortization schedule, with a remaining lump sum payment at the end of the three-year period. Loan proceeds, net of deferred loan costs, of $5.4 million were used to pay down borrowings under the Company's credit facilities and to fund operations.

      In June 2002, the Company completed an $18.9 million financing agreement secured by terminal properties. Under the agreement, the Company contributed 3 terminal properties with a net book value of approximately $22.1 million to CFCD 2002A LLC, a wholly owned, consolidated special purpose company. CFCD 2002A LLC used the properties as collateral for the borrowings. Borrowings bear interest at 13%. Interest payments are due monthly with principal due in 3 years. Loan proceeds, net of deferred loan costs, of $17.4 million were used to pay down borrowings under the Company's credit facilities and to fund operations.


6.  Income Taxes

      Deferred tax assets and liabilities in the Consolidated Balance Sheets are classified based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal. As disclosed in CFC's 2001 Annual Report to Shareholders, due to domestic cumulative losses over the past three years, current accounting standards required the Company to assess the realizability of its domestic net deferred tax asset as of June 30, 2001. A review of all available positive and negative evidence needed to be considered, including the Company's performance, the market environment in which the Company operates and available tax planning strategies. Through the use of tax planning strategies, involving the sale of appreciated assets, the Company determined that it was more likely than not that $62.6 million of its domestic net deferred tax asset as of June 30, 2001 would be realized. Accordingly, the Company recorded a valuation allowance of $14.1 million in the quarter ended June 30, 2001. The Company subsequently reviewed the realizability of its net deferred tax asset and recorded valuation allowances as necessary. As of December 31, 2001, the Company had recorded $40.0 million of valuation allowances resulting in a net deferred tax asset of $62.6 million. The Company recorded $14.0 million and $19.3 million of additional valuation allowance in the quarters ended March 31, 2002 and June 30, 2002, respectively, to offset the tax benefit related to the operating loss from ongoing operations. However, due to the Chapter 11 filing, the Company concluded that it was necessary to establish a full valuation allowance against its net deferred tax asset. Accordingly, the Company recorded an additional $62.6 valuation allowance in the quarter ended June 30, 2002.


7.  Employee Benefit Plans

      The Company received approval from the Internal Revenue Service to change the funding methodology of its pension plan. The pension plan covers employees in the United States who are not subject to collective bargaining agreements. Under the Company's previous funding methodology, the actuarial value of the pension plan assets was market value and would have required an approximately $7.0 million cash contribution in 2002. Under the new methodology, the Company is able to use a 5-year smoothing period of gains/losses on market value, with the gains/losses that occurred prior to January 1, 2000 being disregarded, eliminating any required contribution in 2002. As a result of the Chapter 11 filing, funding of the plan will cease. The Company is unable to determine the impact of the Chapter 11 filing on its pension liability. The pension plan assets are held in a separate trust and are outside the scope of the Chapter 11 filing.


8.  Recent Accounting Pronouncements

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142) "Goodwill and Other Intangibles" and SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives no longer be amortized, but will be subject to impairment review annually. Intangible assets with estimated finite useful lives will continue to be amortized. SFAS 144 provides a single accounting methodology to be applied to all long-lived assets to be disposed of, including discontinued operations. Adoption of these standards did not have a material impact on the Company's financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the financial statement impact of adopting SFAS 143.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (APB 30). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS 145 is effective January 1, 2003. The Company is in the process of evaluating the financial statement impact of adopting SFAS 145.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Restructuring Costs" (SFAS 146). Under SFAS 146, a company will record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will supercede EITF Issue No. 94-3, under which a company generally could record a liability once management approved an exit or disposal plan, which is generally before an actual liability has been incurred. Accordingly, SFAS 146 may affect the timing of recognition of future restructuring costs as well as the amounts recognized. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the financial statement impact of adopting SFAS 146.


9.  Acquisitions

      In February 2002, the Company entered into an agreement to acquire 100% ownership of the business operations of its joint venture in Mexico, subject to terms and conditions yet to be met. The purchase price is approximately $2.1 million payable in installments through April 2003. Interest on unpaid installments is 7.5% annually. As of June 30, 2002, unpaid installments totaled $1.3 million.

      As discussed in CFC's 2001 Annual Report to Shareholders, the purchase agreement related to First Air, Inc. provides for a contingent payment to the former owner if revenues exceed certain targeted levels before May 31, 2003. The payment shall not exceed $2.5 million. Based upon revenues earned as of June 30, 2002, the Company recorded a $2.5 million liability and related adjustment to goodwill. Payment is not due until May 2004.


10.  Contingencies

      Except as otherwise may be determined by the bankruptcy court, the stay protection afforded by the Chapter 11 case prevents any action from being taken against the estate of the Debtors. The Company plans on rejecting multiple executory contracts and leases as a result of its bankruptcy filing, which will likely result in significant pre-petition claims. In most cases, pre-existing litigation and claims will have the status of general unsecured claims in the Chapter 11 case.

      Approximately 80% of the Company's domestic employees were covered by union-sponsored, collectively bargained, multi-employer pension plans. Company contributions were made in accordance with negotiated labor contracts and generally were based on time worked. Under existing legislation regarding multi-employer pension plans, a total or partial withdrawal from an under-funded plan would result in the Company having to fund a proportionate share of the unfunded vested liability. The Company is unable to estimate the amount of the unfunded vested liability, but expects it to be substantial.

       The Company, through its captive insurance subsidiary, participates in a reinsurance pool to reinsure the majority of its workers' compensation liability. As a participant, the Company transfers its liability into the pool and reinsures an equivalent amount of risk from the pool. Under the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the Company records a reinsurance receivable associated with liabilities transferred into the pool and a corresponding liability for the reinsured risk. As of June 30, 2002, the reinsurance receivable associated with liabilities transferred into the pool was $50.4 million and was included in Deposits and Other Assets in the Consolidated Balance Sheet. The corresponding reinsured risk of $50.4 million was included in Other Liabilities in the Consolidated Balance Sheet. Reinsurance does not relieve the Company of ultimate responsibility for its own transferred liabilities. As a result of the Chapter 11 filing, the Company will withdraw from the reinsurance pool, which could result in a liability payable to the reinsurance pool of approximately $4 million.


        CONSOLIDATED FREIGHTWAYS CORPORATION AND SUBSIDIARIES
           ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


     On September 3, 2002, Consolidated Freightways Corporation, a Delaware corporation ("CFC"), Consolidated Freightways Corporation of Delaware, a Delaware corporation ("CFCD"), CF AirFreight Corporation, a Delaware corporation ("CF AirFreight"), Redwood Systems, Inc., a Delaware corporation ("Redwood Systems"), Leland James Service Corporation, a Delaware corporation ("Leland James") and CF MovesU.com Incorporated, a Delaware corporation ("CFMU"), (collectively, the "Debtors"), intend to file petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California. The Debtors required substantial additional sources of financing in order to satisfy their obligations in a timely manner. The Debtors had discussions under way with existing lenders, investors and other sources to obtain the additional financing the Debtors needed to continue operations. The Debtors have been unable to secure sufficient additional financing to continue operations. In particular, the Chapter 11 filing is necessary because one of CFC's surety bondholders cancelled coverage relating to CFC's self-administered insurance programs for workers' compensation and vehicular casualty. This negatively impacted the pending discussions with all lenders and investors. Ultimately, CFC was unable to secure financing and to bridge the surety bond gap, at which point the situation became critical. Moreover, the Debtors anticipated that a second insurer would also cancel coverage. The Board of Directors reluctantly concluded that the Debtors could not continue to operate, pay employees and meet its obligations. The Debtors will ask the bankruptcy court to allow them to oversee their operations as debtors in possession, subject to court approval of matters outside the ordinary course of business. While in Chapter 11, the Debtors will attempt a management-directed sale of the Debtors' business as a going concern. In the event such a sale is not possible, the Debtors will attempt to sell portions of the business in separate transactions and to liquidate and collect the remainder of the Debtors' assets. The Debtors have engaged an investment banking firm to assist in the sale. All such sales will attempt to maximize the value of the Debtors' assets for the benefit of the Debtors' creditors. CFC believes that the Debtors will not be able to fully satisfy the claims of the creditors from the proceeds of such sales and liquidations. Therefore, CFC believes that CFC's stockholders will not receive any distributions on account of their stock.

     On September 2, 2002, CFC, CFCD, Redwood Systems, Leland James and CFMU sent notices of termination to approximately 15,500 active employees and effectively ceased all operations except those limited operations necessary to protect the Debtors' assets. Canadian Freightways Ltd. and subsidiaries and Grupo Consolidated Freightways, S.A. de RL, as well as several non-operating subsidiaries, have not terminated their employees and are continuing their normal business operations. These entities will not be included in the bankruptcy filings. CF AirFreight, although included in the bankruptcy filing, did not terminate any employees and will continue normal business operations.

     The effects of the economic slowdown that began in 2001 continued to impact CFC and its subsidiaries ("the Company") throughout the first six months of 2002. Revenues for the three months ended June 30, 2002 decreased 18.3% on a 16.0% tonnage decrease compared with the same period last year. Shipments decreased 16.4% and the average weight per shipment increased 0.5% to 996 lbs. The Company continued to be impacted by negative perceptions in the marketplace regarding the Company's liquidity, customer service issues and by the loss of two large customers due to aggressive competitive pricing. Revenue per hundredweight decreased 2.4% to $16.89 despite a 5.95% general rate increase and a $5.50 increase in the absolute minimum shipment charge, both of which are applicable to approximately 30% of tonnage, effective June 3rd. The decrease was due to a continued unfavorable freight mix as well as a decrease in the fuel surcharge, as fuel prices continued to decline. Excluding the fuel surcharge, revenue per hundredweight decreased 1.4%. Revenues for the six months ended June 30, 2002 decreased 18.9% on a 16.5% decrease in tonnage. Shipments decreased 15.4% and the weight per shipment decreased 1.3% to 983 lbs. Revenue per hundredweight decreased 2.9% to $17.01. Excluding the fuel surcharge, revenue per hundredweight decreased 1.4%.

      Salaries, wages and benefits decreased 12.9% and 13.9% in the three and six-month periods, respectively, due primarily to lower tonnage levels. Beginning in the third quarter of 2001, management implemented workforce reductions in response to continued lower tonnage levels. The workforce was approximately 20% and 18% lower in the three and six-month periods, respectively, compared with the prior year. However, those workforce reductions were insufficient relative to actual tonnage declines. Additionally, based upon an actuarial analysis of the Company's workers' compensation reserve as of June 30, 2002, it was determined that the reserve was approximately $10.0 million understated. Accordingly, an approximately $10.0 million charge was recorded in the quarter ended June 30, 2002. The Company was also impacted by a 2.0% contractual wage and benefit increase that was effective April 1, 2002 as well as severance due to a management change in May 2002. The Company did benefit from improved cross-dock and pick-up and delivery efficiencies as a result of process improvement programs.

      Operating expenses decreased 16.8% in the three-month period compared with the prior year. Excluding gains on sales of properties of $1.4 million in the three-month period and $0.4 million in the same period last year, operating expenses decreased 16.0%. Lower tonnage levels, an approximate 19% decrease in the average fuel cost per gallon, lower maintenance costs and aggressive cost control measures primarily accounted for the decrease. Additionally, the decrease reflects lower lease expense as revenue equipment previously under lease was purchased during the second quarter of 2001. This offset higher than usual legal costs, an increase to the allowance for bad debt due to accounts receivable collection issues and facility closure costs related to the Company's air freight subsidiary. Operating expenses for the six-month period decreased 13.8% for the reasons noted above. The average fuel cost per gallon decreased approximately 25% from the same period last year. Excluding gains on sales of operating properties of $3.9 million in the six-month period and $20.0 million in the same period last year, operating expenses decreased 19.2%. The Company was also impacted in the three and six-month periods by excess fixed costs as the Company worked to reduce its freight flow infrastructure to reflect lower tonnage levels.

      Purchased transportation decreased 20.0% and 19.5% in the three and six-month periods, respectively, due to lower tonnage levels as well as a lower proportion of freight transported via rail. Rail miles as a percentage of inter-city miles during the three-month period decreased to 26.6% from 28.3% in the prior year. For the six-month period, rail miles decreased to 25.7% from 27.1% in the prior year.

      Operating taxes and licenses decreased 14.0% and 13.5% in the three and six-month periods, respectively, reflecting lower fuel taxes and licensing fees due to lower tonnage levels.

      Claims and insurance decreased 65.9% and 41.9% in the three and six- month periods, respectively. Based upon an actuarial analysis of the Company's vehicular reserve as of June 30, 2002, it was determined that the reserve was approximately $10.0 million overstated. Accordingly, the excess accrual of approximately $10.0 million was reversed to income during the quarter ended June 30, 2002. Additionally, cargo claims expense decreased in the three and six-month periods due to lower tonnage and improved claims experience.

      Depreciation decreased 3.3% and 0.6% in the three and six-month periods, respectively, due to lower capital expenditures, a higher proportion of the fleet becoming fully depreciated and asset sales.

      The Company wrote-off approximately $11.0 million of deferred costs during the three months ended June 30, 2002 related to internal use software under development that the Company no longer intends to complete.

      The operating loss was $53.9 million for the three-month period compared with a $31.7 million operating loss for the same period last year. The operating ratio deteriorated to 111.2% from 105.4%. The Canadian operations contributed $3.4 million of operating income compared with $3.8 million for the same period last year. Excluding gains on sales of operating properties, the operating loss was $55.2 million compared with a $32.1 million operating loss for the same period last year. The operating ratio was 111.4% compared with 105.4%, excluding the gains. For the six-month period, the operating loss was $84.8 million compared with $31.5 million in the same period last year. The operating ratio deteriorated to 109.0% from 102.7%. The Canadian operations contributed $5.9 million of operating income in the six-month period compared with $6.6 million for the same period last year. Excluding gains on sales of operating properties, the operating loss was $88.7 million for the six-month period compared with a $51.5 million operating loss for the same period last year. The operating ratio was 109.4% compared with 104.4%, excluding the gains.

      Other expense, net, increased $3.0 million in the three-month period and $5.2 million in the six-month period due primarily to higher costs associated with increased letter of credit requirements to support the Company's self-administered insurance programs and increased interest expense on higher debt levels. The three and six-month periods also reflect an approximate $0.5 million write-off of deferred loan costs due to a reduction in borrowing capacity under the Company's real estate credit facility. The six-month period reflects the write-off of approximately $1.2 million of costs associated with financing transactions that the Company decided not to pursue.

      The Company's effective tax rate differs from the statutory federal rate due to foreign taxes and the recording of deferred tax valuation allowances. As disclosed in CFC's 2001 Annual Report to Shareholders, due to domestic cumulative losses over the past three years, current accounting standards required the Company to assess the realizability of its domestic net deferred tax asset as of June 30, 2001. A review of all available positive and negative evidence needed to be considered, including the Company's performance, the market environment in which the Company operates and available tax planning strategies. Through the use of tax planning strategies, involving the sale of appreciated assets, the Company determined that it was more likely than not that $62.6 million of its domestic net deferred tax asset as of June 30, 2001 would be realized. Accordingly, the Company recorded a valuation allowance of $14.1 million in the quarter ended June 30, 2001. The Company subsequently reviewed the realizability of its net deferred tax asset and recorded valuation allowances as necessary. As of December 31, 2001, the Company had recorded $40.0 million of valuation allowances resulting in a net deferred tax asset of $62.6 million. The Company recorded $14.0 million and $19.3 million of additional valuation allowance in the quarters ended March 31, 2002 and June 30, 2002, respectively, to offset the tax benefit related to the operating loss from ongoing operations. However, due to the Chapter 11 filing, the Company concluded that it was necessary to establish a full valuation allowance against its net deferred tax asset. Accordingly, the Company recorded an additional $62.6 valuation allowance in the quarter ended June 30, 2002.

      Approximately 80% of the Company's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). The Company and the IBT are parties to the National Master Freight Agreement (NMFA), which expires on March 31, 2003.

      On April 1, 2002, a 2.0% wage and benefit increase went into effect for employees covered by the NMFA. The current NMFA allows for an increase in the amount of the Company's contribution to the union, health and welfare plans effective August 1, 2002.

      As discussed above, the Company experienced lower average fuel costs per gallon during the first six months of 2002 compared with the same period last year. The Company's rules tariff implements a fuel surcharge when the average cost per gallon of on-highway diesel fuel exceeds $1.10, as determined from the Energy Information Administration of the Department of Energy's publication of weekly retail on-highway diesel prices. This provision of the rules tariff became effective in July 1999 and remains in effect.


LIQUIDITY AND CAPITAL RESOURCES

      On September 3, 2002, the Debtors intend to file a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The Company has arranged for a debtor in possession credit facility (the "DIP Facility") with General Electric Capital Corporation ("GECC") in order to provide liquidity during the bankruptcy proceeding. The DIP Facility will provide the Company with $225 million in financing for working capital and letter of credit needs and is secured by accounts receivable, real estate and rolling stock. Borrowings will bear interest at the Prime rate as defined in the DIP Facility plus 550 basis points. The DIP Facility matures on the earlier of on or about September 4, 2003 or the date a plan of liquidation becomes effective. The DIP Facility may be terminated upon the occurrence of an event of default under the DIP Facility and contains mandatory paydown provisions upon the occurrence of certain asset sales. The DIP Facility contains certain performance covenants that the Company must maintain and covenants that limit the Company's ability to incur additional indebtedness or pay dividends, among other things. The DIP Facility replaces the Company's accounts receivable securitization agreement and real estate credit facility previously provided by GECC, both of which are discussed in Note 5 "Debt." Outstanding borrowings of $34.8 million and outstanding letters of credit of $130.6 million under these agreements will be transferred to the DIP Facility on or about September 4, 2002. Deferred costs related to the accounts receivable securitization agreement and real estate credit facility were $4.0 million and $0.7 million, respectively, as of June 30, 2002. Those costs along with costs incurred in entering into the DIP Facility will be amortized over the life of the DIP Facility.

      There can be no assurances as to the impact of the Debtors' Chapter 11 filing on the debt instruments listed below. Since some of these facilities are in bankruptcy-remote entities, such entities will not have the benefit of the automatic stay which arises with respect to the Debtors.

       As previously disclosed in CFC's 2001 Annual Report to Shareholders, the Company self-administers for medical, casualty, liability, vehicular, cargo and workers' compensation claims within deductibles limits that range between $1.0 million and $8.0 million depending on the insurance program. For self-administered insurance programs, the Company is required to post letters of credit to ensure payments under its worker compensation and liability insurance coverage. Outstanding letters of credit related to these programs as of June 30, 2002 were $117.0 million and were issued under the Company's $200.0 million accounts receivable securitization agreement, discussed above. Due to adverse conditions in the insurance market and the Company's financial position, the Company expected that in order to maintain these insurance programs, it would have needed to provide for a substantial amount of liquidity at the October 1, 2002 insurance renewal date. The Company also has $97.3 million of surety bonds, of which $82.6 million support the insurance programs. Adverse conditions in the insurance market and the Company's financial position resulted in the cancellation of a $25 million insurance bond effective October 1, 2002 and most likely would have impacted the ability of the Company to renew its other insurance related bonds as of October 1, 2002. The Company would have been required to post collateral to secure the bonds. The inability of the Company to negotiate successfully with its surety insurance companies and renew its insurance related surety bonds as of October 1, 2002 would have required the Company to secure alternative financing arrangements.

      In July 2002, the Company completed a $6.9 million financing agreement secured by terminal properties. Under the agreement, the Company contributed 4 terminal properties with a net book value of approximately $14.3 million to CFCD 2002A LLC, a wholly owned, consolidated special purpose company. CFCD 2002A LLC used the properties as collateral for the borrowings. Borrowings bear interest at 13%. Interest payments are due monthly with principal due in 3 years. Loan proceeds, net of deferred loan costs, of $6.5 million were used to pay down borrowings under the Company's credit facilities and to fund operations.

      Also in July 2002, the Company entered into a three-year $14.5 million credit facility to provide for working capital and letter of credit needs. The agreement is secured by accounts receivable of the Company's Canadian subsidiaries, a general security interest in all other Canadian assets as well as a second position on current and future mortgaged Canadian properties. Borrowings bear interest at the Canadian prime rate plus 0.875%. Letters of credit are limited to approximately $12.0 million. The availability of funds under the agreement would have required the Canadian subsidiaries to maintain a minimum tangible net worth. Approximately $10.0 million of the availability was used for letter of credit needs of the Canadian subsidiaries.

Cash Flows for the Six Months Ended June 30, 2002 and 2001

      Cash and cash equivalents were $10.8 million as of June 30, 2002. Drafts outstanding, which are included in Accounts Payable on the Consolidated Balance Sheet, were $20.3 million. Cash flow used by operations for the six months ended June 30, 2002 were $27.8 million compared with $13.3 million used by operations in the same period of 2001.

      Cash flows provided by investing activities of $4.8 million in the six-month period compares with cash flows used by investing activities of $63.4 million in the same period last year. The reduction in capital and software expenditures from $66.5 million in the prior year period to $3.0 million in the current year reflects management's efforts to improve the Company's liquidity by deferring all non-essential expenditures. The prior year reflects the purchase of strategic terminals in Brooklyn, NY, Phoenix, AZ and Laredo, TX as well as revenue equipment previously under lease. Proceeds on sales of property of $7.7 million primarily reflects the sale of surplus terminal properties. This compares with $3.1 million in the prior year.

      As a result of the Debtors' petition for relief under Chapter 11, there will be no availability of funds under any of the debt instruments listed below. Further, the Company will likely be in default on substantially all of its pre-petition debt obligations, some of which may be automatically accelerated. Except as otherwise may be determined by the bankruptcy court, the stay protection afforded by the Chapter 11 case prevents any action from being taken with regard to any of the defaults under pre-petition debt obligations of Debtors. Since some of these facilities are in bankruptcy-remote entities, such entities will not have the benefit of the automatic stay which arises with respect to the Debtors.

      Cash flows provided by financing activities for the six-month period was $5.9 million compared with $68.0 million in the prior year. The Company secured $78.9 million of long-term financing in the six-month period as discussed below. Proceeds, net of deferred financing fees, of $68.1 million were used to pay down $59.0 million of borrowings under the Company's credit facilities. The remainder was used to fund operating activities. Of the availability created by the paydown of borrowings under the credit facilities, $20.0 million was used to issue letters of credit to support the Company's self-administered insurance program. Availability was further reduced by $17 million due to mandatory paydown provisions as discussed above. The Company paid approximately $2.6 million in the six months ended June 30, 2002 for amendments to accounts receivable securitization agreement and real estate credit facility.

      In February 2002, the Company secured a $50.4 million financing agreement secured by terminal properties. Loan proceeds, net of deferred loan costs, of $17.9 million were funded in February and loan proceeds, net of deferred loan costs, of $23.5 million were funded in April. Under the agreement, the Company contributed 39 terminal properties to CFCD 2002 LLC, a wholly owned, consolidated special purpose company. The properties had a net book value of approximately $65.0 million as of June 30, 2002. CFCD 2002 LLC used the properties as collateral for the borrowings. Borrowings bear interest at the six month LIBOR plus 375 basis points (5.85% as of June 30, 2002). Principal and interest payments are due monthly over a 15-year period. The Company was required to issue $8.2 million of letters of credit to secure the first year's payment of principal, interest, property taxes and insurance. Those letters of credit were issued under the Company's $200 million accounts receivable securitization agreement. The initial $17.9 million of proceeds was used to pay down short-term borrowings under the Company's $200 million accounts receivable securitization agreement. Subsequent to the paydown, the Company issued a $20 million letter of credit under the securitization agreement to support its self-administered insurance program. The $23.5 million of proceeds was used to pay down borrowings under the Company's real estate credit facility and to fund operations.

      Also in February 2002, the Company completed a three-year, $4.1 million financing agreement secured by revenue equipment of a Canadian subsidiary. The revenue equipment had a net book value of approximately $12.0 million as of June 30, 2002. The borrowings bear interest at 7.2%. Principal and interest are payable monthly. Loan proceeds, net of deferred loan costs, of $3.9 million, were used to pay down borrowings under the Company's credit facilities and to fund operations.

      In April 2002, the Company completed a three-year, $5.5 million financing agreement secured by a terminal property of a Canadian subsidiary. The terminal property had a net book value of approximately $0.4 million as of June 30, 2002. The borrowings bear interest at 6.25%. Principal and interest are payable monthly using a 25-year amortization schedule, with a remaining lump sum payment at the end of the three-year period. Loan proceeds, net of deferred loan costs, of $5.4 million were used to pay down borrowings under the Company's credit facilities and to fund operations.

      In June 2002, the Company completed an $18.9 million financing agreement secured by terminal properties. Under the agreement, the Company contributed 3 terminal properties with a net book value of approximately $22.1 million to CFCD 2002A LLC, a wholly owned, consolidated special purpose company. CFCD 2002A LLC used the properties as collateral for the borrowings. Borrowings bear interest at 13%. Interest payments are due monthly with principal due in 3 years. Loan proceeds, net of deferred loan costs, of $17.4 million were used to pay down borrowings under the Company's credit facilities and to fund operations.

      The  following  are the Company's contractual cash  obligations
under   its  operating  lease,  capital  lease  and  long-term   debt
agreements and interest thereon as of June 30, 2002.

Contractual Cash Obligations
As of June 30, 2002
(Dollars in thousands)

                                 Payments Due In
                           Less than  1 to 3    4 to 5    After
                               1      Years      Years      5       Total
                             Year                         Years
Operating Leases           $28,615   $49,160   $18,839   $13,869   $110,483

Capital Lease
  Obligation                   121       271       314        72        778
Long-Term Debt               4,940    46,883     5,302    37,898     95,023
Interest on
Long-Term Debt and
  Capital Lease
  Obligation (a)             6,874    11,629     4,986    12,557     36,046

Total                      $40,550  $107,943   $29,441   $64,396   $242,330

(a) Assumes no change in LIBOR.


OTHER

Recent Accounting Pronouncements

      Please refer to Footnote 8 "Recent Accounting Pronouncements" under Part I, Item I "Financial Statements" for a discussion of recent accounting pronouncements.


Changes in Senior Management

     On May 28, 2002, the Board of Directors named John P. Brincko as president and chief executive officer and elected him to the Board of Directors. He replaced Patrick H. Blake, who retired from the Company and the Board. On July 2, 2002, Stephen S. Sokol was named executive vice president of finance and chief financial officer. He succeeds Robert E. Wrightson, who retired from the Company. Thomas
A. Paulsen, who was executive vice president and chief operating officer, left the Company. Robert E. Warner, previously an operations vice president, was named executive vice president of terminal operations. Phillip W. Seeley, previously vice president of administration, was named executive vice president of process improvement.


Forward Looking Statements

     Certain statements in this Form 10-Q are forward-looking statements that are subject to material risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, uncertainties relating to general economic and business conditions, the availability and cost of capital, government and regulatory policies and changes in the competitive environment in which the Company operates. These risks and uncertainties also include matters arising out of the Company's delay in filing with the Securities and Exchange Commission its Form 10-Q for the quarter ended June 30, 2002, the Chapter 11 bankruptcy filing, liquidity short falls and the announced delisting of CFC's common stock by Nasdaq. Additional information regarding risks, uncertainties and other factors that may affect the business and financial results of the company can be found in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements in this Form 10-Q or with respect to matters described herein.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risks related to changes in interest rates. As of June 30, 2002, approximately $50.0 million of the Company's long-term debt was at variable interest rates. The Company does not currently use derivative instruments to manage the risk of change in interest rates; however, it may do so in the future. A theoretical 10% change in the interest rate on the Company's variable rate long-term debt would not have a material adverse effect on the Company's financial position or results of operations. Please refer to the Cash Contractual Obligations table in the Liquidity Section above.

     The Company is also subject to market risks related to changes in foreign currency exchange rates, primarily the Canadian dollar and Mexican peso. Management believes that the impact on the Company's financial position, results of operations and cash flows from fluctuations in foreign currency exchange rates would not be material. Consequently, management does not currently use derivative instruments to manage these risks; however, it may do so in the future.

ITEM 4.  Controls and Procedures.

     There  were  no significant changes in internal controls  or  in
other   factors  that  could  significantly  affect  these   controls
subsequent to management's evaluation.

                     PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Please refer to Footnote 10 "Contingencies" under Part I, Item I "Financial Statements."


ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Shareholders Meeting held June 17, 2002, the following matters were presented with the indicated voting results:

      For the purpose of electing members of the Board of Directors, the votes representing shares of Common stock were cast as follows:

                 Nominee                 For              Withheld
            Robert W. Hatch          17,815,927          1,334,317
            Henry C. Montgomery      17,810,574          1,339,670

      Because the terms of office for their classes of directors had not ended, the following directors did not stand for election and continued in office after the Annual Shareholders Meeting: G. Robert Evans, Paul B. Guenther, James B. Malloy, and William D. Walsh. As discussed above, John P. Brincko was elected to the Board of Directors on May 28, 2002, replacing Patrick H. Blake who retired.

     For the purpose of approving the 2002 Stock Plan, the votes representing shares of Common stock were cast as follows: For, 14,897,901; Against, 3,951,237; Abstain, 301,106.


ITEM 5.  Stockholder Proposals

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2003 annual meeting of stockholders must provide specified information to the Company between February 21, 2003 and March 23, 2003 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, in which case the information must be received by the Company by December 31, 2002).


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)Exhibits

            10.01 Eighth Amendment, dated April 5, 2002, to the Credit
                  Agreement among Consolidated Freightways Corporation, as Borrower and General Electric Capital Corporation, as Lender, dated October 24, 2001.
            10.02 Ninth Amendment, dated April 15, 2002, to the Credit
                  Agreement among Consolidated Freightways Corporation, as Borrower and General Electric Capital Corporation, as Lender, dated October 24, 2001.


Exhibits (continued)

            10.03 Ninth Amendment, dated April 5, 2002, to the Letter
                  of Credit Agreement between Consolidated Freightways Corporation and General Electric Capital Corporation dated April 27, 2001.
            10.04 Tenth Amendment, dated April 15, 2002, to the Letter of Credit Agreement between Consolidated
                  Freightways Corporation and General Electric
                  Capital Corporation dated April 27, 2001.
            10.05 Eighth Amendment, dated April 5, 2002, to the
                  Securitization Agreement between Consolidated Freightways Corporation and General Electric Capital
                  Corporation dated April 27, 2001.
            10.06 Settlement Agreement and General Release of Claims
                  between Patrick H. Blake and Consolidated Freightways Corporation dated as of May 28, 2002.
            10.07 Services Agreement between Brincko Associates, Inc.,
                  Consolidated Freightways Corporation and Consolidated Freightways Corporation of Delaware, dated as of May 28, 2002.
            10.08 Employment Agreement between Mr. Frits Kromhout, Consolidated
                  Freightways Corporation and Consolidated
                  Freightways Corporation of Delaware dated March 20, 2002.
            10.09 Amended and Restated Loan Agreement between
                  CFCD 2002A LLC and JDI Sterling LLC, dated June 7, 2002.
            99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2  Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


       (b)Reports on Form 8-K

                A Form 8-K was filed on April 19, 2002 announcing the funding of the remaining $25 million of a $45 million financing agreement secured in February 2002.

                A Form 8-K was filed on May 28, 2002 announcing the dismissal of Arthur Andersen LLP and the engagement of KPMG LLP to serve as the Company's independent public accountants.

                A Form 8-K was filed on May 29, 2002 announcing the appointment of John P. Brincko as president and chief executive officer and a member of the Board of Directors.




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Consolidated Freightways Corporation
                                          (Registrant)


September 3, 2002                    /s/Stephen Sokol
                                    Stephen Sokol
                                    Executive Vice President of
                                     Finance and Chief Financial
                                     Officer


September 3, 2002
                                     /s/James R. Tener
                                     James R. Tener
                                     Vice President and Controller


                           CERTIFICATIONS

I, John Brincko, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Consolidated
  Freightways Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 3, 2002

/s/John Brincko
John Brincko
Chief Executive Officer




I, Stephen Sokol, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Consolidated
  Freightways Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 3, 2002

/s/Stephen Sokol
Stephen Sokol
Chief Financial Officer